Form 10-Q
period 2024-06-30
Alpha Cognition Inc.
filed 2024-08-12
CIK 1655923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-278997

Alpha Cognition Inc.

(Exact Name of Registrant as Specified in its Charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 - 750 West Pender Street
Vancouver, British Columbia	V6C
(Address of Principal Executive Offices)	(Zip Code)

(604) 564-9244

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒
Smaller Reporting Company ☒	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 150,855,536 common shares, without par value, outstanding as of August 8, 2024.

ALPHA COGNITION INC.

FORM 10-Q

For the Quarter Ended June 30, 2024

i

ALPHA COGNITION INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALPHA COGNITION INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars)

	(Unaudited)
	June 30,	December 31,
	2024	2023

ASSETS

Current assets
Cash and cash equivalents	$1,018,862	$1,404,160
Restricted cash	175,321	90,413
Prepaid expenses and other current assets	319,796	366,316
Related party note receivable, net	-	57,550
Total current assets	1,513,979	1,918,439
Other assets	114,286	-
Equipment, net	1,247	1,721
Intangible assets, net	452,490	532,010
Total assets	$2,082,002	$2,452,170

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$1,242,237	$1,394,117
Current portion of promissory note - related party	300,000	1,211,463
Deferred income	28,898	10,413
Total current liabilities	1,571,135	2,615,993
Warrant liability	946,105	4,455,747
Other long-term liabilities	46,765	84,125
Promissory note – related party	911,463	-
Total liabilities	3,475,468	7,155,865

Stockholders’ deficiency
Common shares, no par value, unlimited shares authorized, 150,505,536 and 118,208,989 shares issued and outstanding as of June 30, 2024, and December 31, 2023	49,009,464	39,760,287
Class B preferred shares, $0.25 par value, unlimited shares authorized, 7,916,380 shares issued and outstanding as of June 30, 2024, and December 31, 2023	62	62
Additional paid-in capital	18,467,705	17,288,430
Accumulated other comprehensive loss	(104,301)	(104,301)
Accumulated deficit	(68,766,396)	(61,648,173)
Total stockholders’ deficiency	(1,393,466)	(4,703,695)
Total liabilities and stockholders’ deficiency	$2,082,002	$2,452,170

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Operating expenses
Research and development	$967,200	$1,246,226	$1,883,916	$2,344,164
General and administrative expenses	1,454,011	1,481,832	4,948,813	2,370,241
Total operating expenses	2,421,211	2,728,058	6,832,729	4,714,405

Net operating loss	(2,421,211)	(2,728,058)	(6,832,729)	(4,714,405)

Other income (expenses)
Foreign exchange (loss) gain	(6,862)	(18,302)	(21,491)	9,717
Interest income	2,160	2,175	14,230	2,347
Grant income	138,561	-	272,340	-
Interest expense	(15,216)	(1,533)	(23,474)	(4,408)
Impairment of intangible assets	-	-	(39,166)	-
Change in fair value of warrant liability	187,056	(71,856)	(432,933)	(16,658)
Provision for loan losses	-	-	(55,000)	-
Total other income (expenses)	305,699	(89,516)	(285,494)	(9,002)

Net loss	(2,115,512)	(2,817,574)	(7,118,223)	(4,723,407)
Other comprehensive loss (income)
Currency translation adjustment	-	27,898	-	(8,341)
Comprehensive loss	$(2,115,512)	$(2,789,676)	$(7,118,223)	$(4,731,748)

Net loss per share, basic and diluted	$(0.01)	$(0.03)	$(0.05)	$(0.05)

Weighted-average shares used to compute net loss per share, basic and diluted	150,234,327	94,604,510	146,925,149	86,273,053

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(UNAUDITED)

For the Three and Six Months Ended June 30, 2024 and 2023

For the three months ended June 30, 2024

								Accumulated
			Class A				Additional	Other
	Common Shares		Restricted Shares		Preferred Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, March 31, 2024	149,925,536	$48,758,033	-	$-	7,916,380	$62	$18,182,009	$(104,301)	$(66,650,884)	$184,919
Options exercised	180,000	91,431	-	-	-	-	(89,631)	-	-	1,800
Warrants exercised	400,000	160,000	-	-	-	-	-	-	-	160,000
Share-based compensation	-	-	-	-	-	-	375,327	-	-	375,327
Net loss	-	-	-	-	-	-	-	-	(2,115,512)	(2,115,512)
Balance, June 30, 2024	150,505,536	$49,009,464	-	$-	7,916,380	$62	$18,467,705	$(104,301)	$(68,766,396)	$(1,393,466)

For the three months ended June 30, 2023

								Accumulated
			Class A				Additional	Other
	Common Shares		Restricted Shares		Preferred Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, March 31, 2023	86,900,664	$32,180,506	7,000,000	$3,103,620	7,916,380	$62	$15,901,310	$(120,967)	$(49,790,348)	$1,274,183
Options exercised	1,050,000	687,132	-	-	-	-	(676,632)	-	-	10,500
Share-based compensation	-	-	-	-	-	-	963,293	-	-	963,293
Foreign exchange on translation	-	-	-	-	-	-	-	27,898	-	27,898
Net loss	-	-	-	-	-	-	-	-	(2,817,574)	(2,817,574)
Balance, June 30, 2023	87,950,664	$32,867,638	7,000,000	$3,103,620	7,916,380	$62	$16,187,971	$(93,069)	$(52,607,922)	$(541,700)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(UNAUDITED)

For the Three and Six Months Ended June 30, 2024 and 2023

For the six months ended June 30, 2024

								Accumulated
			Class A				Additional	Other
	Common Shares		Restricted Shares		Preferred Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, December 31, 2023	118,208,989	$39,760,287	-	$-	7,916,380	$62	$17,288,430	$(104,301)	$(61,648,173)	$(4,703,695)
Units issued for cash	16,965,762	3,732,469	-	-	-	-	-	-	-	3,732,469
Shares issued for services	10,336,130	2,273,949	-	-	-	-	-	-	-	2,273,949
Share issuance costs	4,222,155	(987,998)	-	-	-	-	582,245	-	-	(405,753)
Options exercised	372,500	128,182	-	-	-	-	(126,382)	-	-	1,800
Warrants exercised	400,000	160,000	-	-	-	-	-	-	-	160,000
Share-based compensation	-	-	-	-	-	-	723,412	-	-	723,412
Reallocation of derivative liability on re-pricing of warrants from CAD to USD exercise price	-	3,942,575	-	-	-	-	-	-	-	3,942,575
Net loss	-	-	-	-	-	-	-	-	(7,118,223)	(7,118,223)
Balance, June 30, 2024	150,505,536	$49,009,464	-	$-	7,916,380	$62	$18,467,705	$(104,301)	$(68,766,396)	$(1,393,466)

For the six months ended June 30, 2023

								Accumulated
			Class A				Additional	Other
	Common Shares		Restricted Shares		Preferred Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, December 31, 2022	61,023,450	$27,956,155	7,000,000	$3,103,620	7,916,380	$62	$15,589,229	$(84,728)	$(47,884,515)	$(1,320,177)
Units issued for cash	23,747,648	4,506,055	-	-	-	-	-	-	-	4,506,055
Share issuance costs	2,129,566	(281,704)	-	-	-	-	73,018	-	-	(208,686)
Conversion of restricted shares to common shares	1,050,000	687,132	-	-	-	-	(676,632)	-	-	10,500
Share-based compensation	-	-	-	-	-	-	1,202,356	-	-	1,202,356
Foreign exchange on translation	-	-	-	-	-	-	-	(8,341)	-	(8,341)
Net loss	-	-	-	-	-	-	-	-	(4,723,407)	(4,723,407)
Balance, June 30, 2023	87,950,664	$32,867,638	7,000,000	$3,103,620	7,916,380	$62	$16,187,971	$(93,069)	$(52,607,922)	$(541,700)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
	2024	2023

Cash flows used in operating activities
Net loss	$(7,118,223)	$(4,723,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,828	42,240
Accrued expenditures for government grant	(66,423)	-
Accrued interest income, related party	2,550	-
Change in fair value of warrant liability	432,933	16,658
Change in fair value of bonus rights liability	(37,360)	2,123
Provision for loan losses	55,000	-
Impairment of intangible assets	39,166	-
Share-based compensation	723,412	1,202,356
Shares issued for services	2,273,949	-
Changes in non-cash operating working capital items:
Prepaid expenses and other current assets	(67,766)	127,109
Accounts payable and accrued liabilities	(151,880)	(1,832,532)
Net cash used in operating activities	(3,873,814)	(5,165,453)

Cash flows provided by (used in) investing activities
Net cash provided by (used in) investing activities	-	-

Cash flows provided by financing activities
Units issued for cash	3,732,469	4,506,055
Exercise of options	1,800	10,500
Exercise of warrants	160,000	-
Proceeds received from restricted government grant	290,825	-
Amounts paid from restricted government grant funds	(205,917)	-
Share issuance costs	(405,753)	(208,686)
Net cash provided by financing activities	3,573,424	4,307,869
Effect of foreign exchange on cash	-	(8,341)
Change in cash and cash equivalents during the period	(300,390)	(865,925)
Cash and cash equivalents, beginning of period	1,494,573	2,083,696
Cash and cash equivalents, end of period	$1,194,183	$1,217,771

Cash and cash equivalents consists of:
Demand deposits	$1,018,862	$1,217,771
Restricted cash	175,321	-
	$1,194,183	$1,217,771

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
	2024	2023

Supplemental Disclosure
Cash paid for interest	$37,754	$26,187

Supplemental non-cash disclosures
Reallocation of fair value of share options upon exercise	$126,382	$676,632
Reclassification of derivative liability for warrants re-priced from CAD to USD exercise price	$3,942,575	$-
Common shares issued for share issuance costs	$928,874	$618,004
Warrants issued for share issuance costs	$582,245	$73,018
Common shares issued for services	$2,273,949	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

Alpha Cognition Inc. (“ACI” or the “Company”) is a commercial stage, biopharmaceutical company dedicated to developing treatments for patients suffering from neurodegenerative diseases, such as Alzheimer’s Disease and Cognitive Impairment with Traumatic Brain Injury (“TBI”), for which there are limited or no treatment options. The registered and records office of the Company is 1200 – 750 West Pender Street, Vancouver, BC, V6C 2T8. As of May 1, 2023, the Company’s common shares commenced trading on the Canadian Securities Exchange (“CSE”) under the symbol “ACOG”, previously the Company’s shares were traded on the TSX Venture Exchange (“TSX-V”) until April 28, 2023, when the Company had them delisted. The Company’s shares also trade on the Over-The-Counter Markets (“OTC”) under the trading symbol “ACOGF”.

On July 29, 2024, the Company was granted approval by the U.S. Food and Drug Administration (FDA) for the commercialization of ZUNVEYL, previously known as ALPHA-1062, for the treatment of mild-to-moderate Alzheimer’s disease.

Going Concern

These unaudited condensed interim consolidated financial statements have been prepared with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. The Company has not generated revenues from its operations to date and as of June 30, 2024, had working capital deficit of $57,156 and an accumulated deficit of $68,766,396 which has been primarily financed by equity. The Company’s continuing operations, as intended, are dependent upon its ability to generate cash flows or obtain additional financing. Management is of the opinion that it does not have sufficient working capital to meet the Company’s liabilities and commitments as they become due for the 12 months from the date these financial statements. Management intends to finance operating costs over the next twelve months with private placements and public offerings of the Company’s common shares and funds received from the exercise of warrants and options. Additionally, the Company will also consider funding that may arise through partnerships activities and debt. There is a risk that additional financing will not be available on a timely basis or on terms acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

These unaudited condensed interim consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption was not appropriate. If the going concern assumption was not appropriate for these unaudited condensed interim consolidated financial statements, adjustments would be necessary to the balance sheet used. Such adjustments could be material.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules of the Securities and Exchange Commission (the “SEC”). The unaudited condensed interim consolidated financial statements as of June 30, 2024, have been derived from the Company’s audited consolidated financial statements for the fiscal year December 31, 2023 (“2023 Consolidated Financial Statements”). It is recommended that the unaudited condensed interim consolidated financial statements be read in conjunction with the 2023 Consolidated Financial Statements.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation – These unaudited condensed interim consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Alpha Cognition Canada Inc. (“ACI Canada”) and ACI Canada’s wholly owned subsidiary Alpha Cognition USA Inc. (“ACI USA”).

All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

Functional and Reporting Currency – The functional currency of an entity is the currency of the primary economic environment in which the entity operates. Effective August 31, 2023, the functional currency of the Company was updated to the United States Dollar (“USD” or U.S. Dollar”) as management assessed that the currency of the primary economic environment in which the Company operates changed to USD on that date. The key factor influencing this decision was the change in the Company’s primary funding from Canadian dollars (“CAD”) to USD, whereas the functional currency of its subsidiaries was unchanged and remain in USD. Prior to USD the functional currency of the Company was CAD, and its subsidiaries was USD. Changes to the Company’s functional currency have been accounted for on a prospective basis from August 31, 2023. The determination of functional currency was made in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 830, Foreign Currency Matters.

The Company’s reporting currency is the USD. For the purpose of presenting consolidated financial statements, the assets and liabilities of the Company’s CAD operations are translated to USD at the exchange rate on the reporting date. The income and expenses are translated using average exchange rates. Foreign currency differences that arise on translation for consolidated purposes are recognized in other comprehensive loss on the consolidated statements of operations and comprehensive (loss) income.

All values presented are in USD unless otherwise denoted.

Use of Estimates and Assumptions – The preparation of these unaudited condensed interim consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the unaudited condensed interim consolidated financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates, to ensure that those estimates effectively reflect changes in the Company’s business and new information as it becomes available. Management bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to forecasted amounts and future events. Actual results could differ materially from these estimates under different assumptions or conditions.

Concentrations of Credit Risk – The Company’s financial instruments subject to concentrations of credit risk consists primarily of cash and cash equivalents. Cash is deposited with financial institutions with high credit quality which are typically in excess of insured limits. Additionally, as of June 30, 2024, the Company had $430,562 (December 31, 2023 - $475,567) in cash held at its payment processing company in a demand account to be used to pay accounts payable. During the six months ending June 30, 2024, and 2023, the Company did not experience any loss related to these concentrations.

Cash and Cash Equivalents – The Company considers cash to include currency on hand, demand deposits with banks or other financial institutions, and other kinds of accounts that have the general characteristics of demand deposits in that the Company may deposit additional funds at any time and also effectively may withdraw funds at any time without prior notice or penalty. The Company considers cash equivalents to include term deposits, certificates of deposit, and all highly liquid instruments with original maturities of three months or less to be cash equivalents.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Equipment – Equipment is stated at historical cost less accumulated depreciation. Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized in the consolidated statement of operations. Repairs and maintenance are expensed as incurred. Depreciation is charged over the estimated useful lives using the declining balance method as follows:

Computer equipment	55%
Other equipment	20%

Intangible Assets – The Company accounts for intangible assets in accordance with FASB ASC 350, Intangibles – Goodwill and Other. The Company’s intangible assets consist of exclusive licenses that allow the Company to further develop and exploit the ALPHA-1062 and ALPHA-0602 Technology, as defined in Note 11. The licenses are carried at cost and amortized on a straight-line basis over their estimated useful life of 15 years. During the six months ended June 30, 2024, the Company impaired the ALPHA-0602 licenses in the amount of $39,166 on the unaudited condensed interim consolidated statements of operations and comprehensive loss.

Leases – The Company accounts for leases using FASB ASC 842, Leases. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a lease term of 12 months or less. The lease payments associated with these leases are charged directly to the consolidated statement of operations on a straight-line basis over the lease term. The Company had no leases outstanding during the six months ended June 30, 2024, or the year ended December 31, 2023.

Impairment of Long-Lived and Non-Financial Assets – The Company reviews long-lived assets, primarily comprised of equipment and definite life intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset and whether any impairment indicators exist. The Company recorded an impairment of intangible assets of $39,166 and $nil for the six months ending June 30, 2024, and 2023, respectively.

Income Taxes – The Company uses the asset and liability method to account for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases, tax loss and credit carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that include the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recognizes the effect of income tax positions only if those position are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than a 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. To date, there have been no interest or penalties recorded in relation to unrecognized tax benefits.

Research and Development Costs – The Company expenses all research and development costs incurred in accordance with the Accounting Standard Codifications as promulgated by FASB ASC 730, Research and Development.

Advertising and Marketing Costs – The Company expenses advertising and marketing costs when incurred. During the six months ending June 30, 2024, and 2023, the Company incurred advertising and marketing expenses of $5,251 and $7,800, respectively, which is included in general and administrative expenses in the unaudited condensed interim consolidated statements of operations and comprehensive loss.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Share – Basic loss per share is computed by dividing net loss available to ordinary stockholders by the weighted-average number of common shares outstanding during the reporting period. If applicable, diluted income per share is computed similar to basic income per share except that the weighted average shares outstanding are increased to include potential common shares for the assumed exercise of share options, and warrants, if dilutive. The number of potential common shares is calculated by assuming outstanding share options and warrants were exercised and that the proceeds from such exercises were used to acquire common shares at the average market price during the reporting periods. For the periods presented, this calculation proved to be anti-dilutive.

Share-Based Compensation – The Company accounts for share-based compensation in accordance with ASC 718, Compensation – Share-Based Compensation, which requires compensation cost for the grant-date fair value of share-based awards to be recognized over the requisite service period. The Company accounts for forfeitures when they occur. The fair value of share-based awards, granted or modified, is determined on the grant date (or modification or acquisition dates, if applicable) at fair value, using the Black-Scholes option pricing model. This model is affected by the Company’s share price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, the Company’s expected share price volatility over the terms of the awards, and actual and projected employee share option exercise behaviors. The Company records share-based compensation expense for service-based share options on an accelerated attributions method over the requisite service period. The Company records share-based compensation expense for performance-based share options on an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable to be satisfied.

The fair value of options is determined using the Black-Scholes option pricing model which incorporates all market vesting conditions. The number of shares and options expected to vest is reviewed and adjusted at the end of each reporting period such that the amount recognized for services received as consideration for the equity instruments granted shall be based on the number of equity instruments that eventually vest.

Liability-Based Awards – Bonus right awards that include cash settlement features are accounted for as liability-based awards in accordance with ASC 718, Compensation – Share Based Compensation. The fair value of the bonus right awards is estimated using a Black-Scholes option-pricing model and is revalued on each reporting date, based on the probability of the expected awards to vest, until settlement. Changes in the estimated fair value of the bonus right awards are recognized within general and administrative expense in the unaudited condensed interim consolidated statement of operations and comprehensive loss over the vesting period. Key assumptions in the calculation of the fair value of the bonus right awards include expected volatility, risk-free interest rate, expected life, and fair value per award.

Segment Reporting – The Company currently operates in researching and developing pharmaceutical treatments for neurological diseases industry. Based on the guidance of ASC 280, Segment Reporting, the Company has one operating segment. For the six months ending June 30, 2024, and 2023, the Company operated in two geographical areas; the United States and Canada.

Derivative liability – The Company’s debt instruments contain a host liability and an embedded conversion feature. The Company uses the guidance under FASB ASC Topic 815 Derivatives and Hedging (“ASC 815”) to determine if the embedded conversion feature must be bifurcated and separately accounted for as a derivative under ASC 815. It also determines whether any embedded conversion features requiring bifurcation qualify for any scope exceptions contained within ASC 815. Generally, contracts issued or held by a reporting entity that are both (i) indexed to its own shares, and (ii) classified in stockholders’ equity, would not be considered a derivative for the purposes of applying ASC 815. Any embedded conversion features that do not meet the scope exception noted above are classified as derivative liabilities, initially measured at fair value, and remeasured at fair value each reporting period with change in fair value recognized in the unaudited condensed interim consolidated statements of operations and comprehensive loss. Any embedded conversion features that meet the scope exception under ASC 815 are initially recorded at their relative fair value in paid-in-capital and are not remeasured at fair value in future periods.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company uses the Black-Scholes option pricing model to determine the fair value of the conversion feature liability, the warrant liability, share-based options, and stand-alone share purchase warrants issued as noted above. This model requires the input of subjective assumptions including the following:

Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury zero coupon bond issues in effect at the time of grant for periods corresponding with the expected term of option.

Dividend Yield – The Company has never paid dividends on its common shares and has no plans to pay dividends on its common shares. Therefore, the Company used an expected dividend yield of zero.

Expected Life – The Company’s expected term represents the period that the Company’s options granted are expected to be outstanding or the remaining contractual life of the conversion period and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

Expected Volatility – The Company’s expected volatility was estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the awards.

Changes in the input assumptions can materially affect the fair value estimate and the Company’s earnings (loss) and equity.

Fair Value Measurements - FASB ASC 820 – Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. In accordance with ASC 820, we have categorized our financial assets and liabilities based on the priority of the inputs to the valuation technique into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded in the accompanying consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 – Financial instruments whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which we have the ability to access at the measurement date.

Level 2 – Financial instruments whose values are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

Level 3 – Financial instruments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the instrument.

The Company’s financial instruments consist of cash, restricted cash, related party note receivable, prepaid and other current assets, accounts payable, warrant liability, other liabilities, and promissory note. The fair value of the prepaid and other current assets, accounts payable, and promissory note approximate their carrying values either due to their current nature or current market rates for similar instruments.

Cash is measured at fair value on a recurring basis using level 1 inputs. Other liabilities consisting of the bonus rights liability and warrant liability are measured at fair value on a recurring basis using level 3 inputs. As of June 30, 2024, and December 31, 2023, the fair value of the bonus rights liability was $46,765 and $84,125, respectively. As of June 30, 2024, and December 31, 2023, the fair value of the warrant liability was $946,105 and $4,455,747, respectively.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Interest Rate Risk – Interest rate risk is the risk the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Financial assets and liabilities with variable interest rates expose the Company to interest rate cash flow risk. The Company does not hold any financial liabilities with variable interest rates. Financial assets and liabilities with fixed interest rates expose the Company to interest rate price risk. As of June 30, 2024, and December 31, 2023, the promissory note bears interest of 7.0% per annum and is subject to interest rate price risk. The Company maintains bank accounts which earn interest at variable rates, but it does not believe it is currently subject to any significant interest rate risk.

Currency Risk – Foreign currency exchange rate risk is the risk that the fair value or future cash flows will fluctuate as a result of changes in foreign exchange rates. The Company’s operations are carried out in Canada and the United States. As of June 30, 2024, and December 31, 2023, the Company had net monetary liabilities of approximately $57,000 and $36,000, respectively, denominated in Canadian dollars.

These factors expose the Company to foreign currency exchange rate risk, which could have an adverse effect on the profitability of the Company. A 10% change in the exchange rate with the Canadian dollar would change net loss and comprehensive loss by approximately $4,200. At this time, the Company currently does not have plans to enter into foreign currency future contracts to mitigate this risk; however, it may do so in the future.

Grant Accounting – All funds relating to government grants are being recorded under the gross method of accounting for government grants whereby any income received and associated expenses incurred will be reported as grant income and included in research and development expenses, respectively on the statement of operations and comprehensive loss. When grant proceeds are initially received, they are recorded as deferred income and restricted cash. Grant proceeds used to pay for study costs and are expensed as incurred, with a corresponding amount of grant revenue recorded along with a reduction of the balance of the deferred income liability. The Company classifies the balance of cash received from grants as restricted cash when the proceeds from the grant have been designated for use in specified research. During the six months ending June 30, 2024 and 2023, the Company recorded grant income of $272,340 and nil, from its R&D Grant (defined in Note 3) in the unaudited condensed interim consolidated statements of operations and comprehensive loss.

Accounting Pronouncements Adopted in 2024 – In August 2020, FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. There was no material impact of this new guidance on the accompanying unaudited condensed interim consolidated financial statements.

NOTE 3 – R&D GRANT

On June 5, 2023, the Company was awarded a $750,000 research and development grant from the Army Medical Research and Material Command for a pre-clinical study on the use of the ALPHA-1062 Intranasal to reduce blast mTBI (mild Traumatic Brain Injury) induced functional deficit and brain abnormalities (“R&D Grant”). The R&D Grant is issued in collaboration with the Seattle Institute of Biomedical and Clinical Research and endorsed by the Department of Defense.

NOTE 3 – R&D GRANT (continued)

As of June 30, 2024, the Company has received $492,325 (December 31, 2023 - $201,500) for the R&D Grant and has restricted cash of $175,321 (December 31, 2023 - $90,413). As at June 30, 2024, the Company has deferred income of $28,898 (December 31, 2023 - $10,413) and recognized $272,340 of grant income on the unaudited condensed interim consolidated statement of comprehensive loss during the six months ended June 30, 2024 (six months ended June 30, 2023 - $nil). Additionally, during the six months ended June 30, 2024, the Company has incurred $272,340 (six months ended June 30, 2023 - $nil) in expenses relating to the R&D Grant. The grant funds are to be used on the following project “Assessment of Functional Recovery and Reduced Tauopathy Following ALPHA-1062 Administration in a Repetitive Blast TBI Model in Rodents.” The R&D Grant is issued in collaboration with the Seattle Institute of Biomedical and Clinical Research and endorsed by the Department of Defense. Funds received from the R&D grant are restricted and to be used solely as outlined in the grant. The R&D grant funding will expire for use on September 30, 2028. The award funding is to subsidize the costs for research and development with the following specific aims:

●	Specific Aim 1: Quantify the ability of ALPHA-1062 to reduce brain-wide tauopathy and pathology in blast-mTBI;

●	Specific Aim 2: Characterize and quantify changes in the inter-cellular associations between disease-associated microglia and cells of the basal forebrain induced by repetitive blast-mTBI and altered by ALPHA-1062 treatment; and

●	Specific Aim 3: Determine the efficacy of ALPHA-1062 to improve the adverse cognitive and behavioral outcomes consequent to repetitive blast-mTBI.

Per the R&D Grant budget expenses are expected to include cost to carry out the clinical trials including personnel costs, materials and supplies, animal housing, publications, and travel costs. The Company classifies any cash received from the R&D Grant that has not yet been used to pay ongoing R&D grant expenditures as restricted cash, as the proceeds from the grant are to be designated for the specified grant research.

NOTE 4 – RELATED PARTY NOTE RECEIVABLE

On July 7, 2023, the Company entered into a loan agreement with Alpha Seven Therapeutics, Inc., (“Alpha Seven”) a related party through a common director and officers of the Company, to advance an amount up to $150,000. The unsecured outstanding balance carries an interest rate of 12% per annum, a term of 12 months, no payments are due until maturity. As of June 30, 2024, and December 31, 2023, the Company had advanced $55,000 and accrued interest of $4,195 and $2,550, respectively.

As of June 30, 2024, management determined the credit risk of the loan to Alpha Seven had increased significantly since initial recognition and the Company recorded a provision for credit losses for the outstanding principal balance of $55,000 and reversed the accrued interest of $4,195 in the unaudited condensed interim consolidated statement of operations and comprehensive loss.

	Principal	Interest
Balance as of December 31, 2022	$-	$-
Loans advanced	55,000	-
Interest accrued	-	2,550
Balance as of December 31, 2023	$55,000	$2,550
Interest accrued	-	1,645
Provision for credit losses	(55,000)	-
Reversal of accrued interest	-	(4,195)
Balance as of June 30, 2024	$-	$-

NOTE 5 – BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2024	2023
Other receivables	$49,121	$100,036
Prepaid expenses	253,758	206,377
Prepaid legal expenses	16,917	59,903
Prepaid expenses and other assets	$319,796	$366,316

Other assets

Other assets include the long-term prepaid portion of $114,286 relating to the Spartan Consulting Agreement (defined in Note 11).

Equipment

Equipment consisted of the following:

	June 30,	December 31,
	2024	2023
Equipment	$12,370	$12,370
Less: accumulated depreciation	(11,123)	(10,649)
Equipment, net	$1,247	$1,721

Depreciation expense for the three months ended June 30, 2024 and 2023 was $237 and $526, respectively. Depreciation expense for the six months ended June 30, 2024, and 2023 was $474 and $1,052, respectively.

Accounts payable and accrued liabilities

	June 30,	December 31,
	2024	2023
Accounts payable	$484,206	$475,553
Other accrued liabilities	275,574	127,284
Accrued payroll and bonuses	482,457	791,280
Accounts payable and accrued liabilities	$1,242,237	$1,394,117

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

June 30, 2024	Gross Amount	Accumulated Amortization	Net Balance	Weighted Average Remaining Useful Life

Licenses	$1,185,633	$733,143	$452,490	5.67

December 31, 2023	Gross Amount	Accumulated Amortization	Net Balance	Weighted Average Remaining Useful Life

Licenses	$1,235,633	$703,623	$532,010	6.61

Amortization expense for the three months ended June 30, 2024 and 2023, was $19,760 and 20,594, respectively. Amortization expense for the six months ended June 30, 2024, and 2023, was $40,354 and $41,188, respectively. During the six months ended June 30, 2024, and 2023, the Company reported an impairment of intangible assets of $39,166 and $nil, respectively, from the impairment of one license.

The following table outlines the estimated future annual amortization expense related to intangible assets as of June 30, 2024:

Year Ending December 31,
2024	$39,522
2025	79,042
2026	79,042
2027	79,042
2028	79,042
Thereafter	96,800
Total	$452,490

NOTE 7 – PROMISSORY NOTE

In March 2015, the Company issued a promissory note of $1,400,000 to Neurodyn Life Sciences Inc (“NLS”), a related party through a common director, for the acquisition of the ALPHA-1062 Technology (“NLS Promissory Note”) (Note 10).

On March 6, 2023, the Company and NLS agreed to an amendment to the promissory note pursuant to which the interest rate was increased from 2% to 5.5% and the maturity date was extended from December 31, 2022, to July 15, 2024. The amended agreement was effective March 1, 2023, and requires interest only payments until maturity. In addition, the amendment now incorporates both Alpha Cognition Inc. and Alpha Cognition Canada, Inc. under the Memogain Technology License Agreement and added clarity to certain terms and definitions under the license agreement. The Company evaluated the amended agreement under ASC 470 and determined that the amendment should be accounted for as a debt modification prospectively. The Company accounted for this transaction as a debt modification and did not record any gain or loss relating to the modification. The debt modification did not meet the greater than ten percent test and was deemed not substantial.

As of June 30, 2024, and December 31, 2023, the principal balance outstanding on the promissory note was $1,211,463. During the six months ended June 30, 2024, and 2023, the Company recorded interest expense and amortization of the premium, included in accretion expense, of $37,754 and $26,187, respectively.

NOTE 7 – PROMISSORY NOTE (continued)

Effective April 1, 2024, the Company and NLS agreed to another amendment to the promissory note pursuant to which the interest rate was increased from 5.5% to 7% and the maturity date was extended from July 15, 2024, to July 15, 2025. Additionally, $300,000 will be due on December 31, 2024, with the remaining principal balance due at maturity with certain events triggering the balance to be repayable on demand.  Such events include (1) being in breach of the Memogain License Agreements (Note 11); (2) failure to make payments when due; (3) entering into a technology license or merger and acquisition transaction having a value in excess of USD $40,000,000; and (4) completing a financing, excluding any initial NASDAQ uplisting, having a value in excess of USD $40,000,000. The Company evaluated the amended agreement under ASC 470 and determined that the amendment should be accounted for as a debt modification prospectively. The Company accounted for this transaction as a debt modification and did not record any gain or loss relating to the modification. The debt modification did not meet the greater than ten percent test and was deemed not substantial.

NOTE 8 – OTHER LONG-TERM LIABILITIES

The Company adopted a cash bonus policy pursuant to which it may grant bonus rights to certain eligible participants, which include employees, officers, or consultants of the Company, that are payable in cash. These bonus rights are subject to certain vesting provisions and are revalued at each reporting date with the change being included in management fees and salaries on the Company’s unaudited condensed interim consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2022, Officers of the Company were granted the ability to earn up to 9,261,196 bonus rights entitling them to a cash bonus equal to an amount by which the fair market value of one common share of the Company (calculated as the 30-day Volume Weighted Average Price (“VWAP”) per common share) exceeds $1.58 multiplied by the number of bonus rights vested. The bonus rights initially earned vest on the earlier of the date of a change of control or April 15, 2024, and were be payable upon vesting. The bonus rights will be earned in tranches based on the price of the Company’s common share exceeding certain thresholds.

On April 16, 2024, the Company amended the bonus rights agreements to extend the vesting date from April 15, 2024, through the earlier of April 28, 2027, a change of control, or attainment of the business value threshold with respect to any tranche. Additionally, the grant price was reduced from $1.58 to $1.19. As of June 30, 2024, and 2023, the Officers had earned 2,376,764 bonus rights.

As of June 30, 2024, and December 31, 2023, the Company recognized a bonus right liability of $46,765 and $84,125, respectively, to recognize the proportionate unvested bonus rights. Total compensation expense (recovery) for the bonus rights recognized within general and administrative expenses for the six months ended June 30, 2024, and 2023, was $(23,371) and $1,727, respectively. Total compensation expense (recovery) for the bonus rights recognized within research and development expenses for the six months ended June 30, 2024, and 2023, was $(13,989) and $158, respectively. As of June 30, 2024, and December 31, 2023, there was $813,949 and $14,660 of unrecognized compensation expense related to the bonus right awards, respectively.

In accordance with ASC 718, Share-Based Payments, the bonus right awards are considered liability-based awards and are revalued at each reporting date. The following weighted average assumptions were used in the Black-Scholes option-pricing model for the valuation of the bonus rights liability as of June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023

Risk-free interest rate	3.99%	5.04%
Expected life (in years)	2.84	0.29
Volatility	116.43%	177.76%
Weighted average fair value per bonus right	$0.32	$0.04

The number of bonus right awards granted to each executive is determined based on the business value of the Company at the earlier of (i) the date of a Change in Control or; (ii) the Vesting Date, as defined in the Company’s Cash Bonus Policy. The Company estimates the expected number of bonus rights at the end of each reporting period based upon the likelihood of achieving the Business Value threshold, as defined in each executive’s agreement. As of June 30, 2024, and December 31, 2023, 2,659,898 and 2,437,082 bonus right awards are expected to vest, respectively.

NOTE 9 – STOCKHOLDERS’ DEFICIENCY

Authorized Share Capital

The Company is authorized to issue the following share capital:

●	Unlimited common voting shares without par value (“Common Share”)

●	Unlimited Class A restricted voting shares without par value (“Restricted Share”)

●	Unlimited Class B Preferred Series A voting shares with a par value of $0.25 per share, convertible on a 1:1 basis into Common Share (“Class B Preferred Share”)

Issued Share Capital

During the six months ended June 30, 2024, the Company issued the following shares:

●	On January 19, 2024, the Company completed the fifth closing of the Q2 2023 PP by issuing 16,965,762 units at a price of $0.22 for total gross proceeds of $3,732,469 (“Q2 2023 PP Tranche 5”). Each unit consists of one Common Share and one warrant with each warrant entitling the holder to purchase an additional Common Share of the Company at the initial pricing of $0.31 per share until January 19, 2027. In connection with the closing of Q2 2023 PP Tranche 5, the Company paid cash commissions of $391,178, incurred legal fees of $14,575, and issued 1,037,330 agents warrants with an estimated fair value of $582,245. Each agent warrant is exercisable into one Common Share of the Company at an exercise price of $0.31 until January 19, 2027.

●	Issued 14,558,285 Common Shares valued at $3,202,823 in accordance with the Spartan Consulting Agreement (defined in Note 11) of which $928,874 was included in share issuance costs and $2,273,949 was included in general and administrative expenses.

●	Issued 192,500 Common Shares in connection with the cashless exercise of 80,340 Common Share options with an exercise price of CAD$0.22 per share and 192,500 Common Share options with an exercise price of $0.28 per share; 80,340 Common Shares were surrendered. As a result, the Company transferred $36,751 from additional paid-in capital to share capital.

●	Issued 400,000 Common Shares for the exercise of 400,000 warrants at a price of $0.40 per share for total proceeds of $160,000.

●	Issued 180,000 Common Shares for the exercise of 180,000 ACI Canada legacy performance options at a price of $0.01 per share for total proceeds of $1,800. As a result, the Company transferred $89,631 from additional paid-in capital to share capital.

During the year ended December 31, 2023, the Company issued the following shares:

●	Issued 23,747,648 private placement units at a price of CAD$0.255 for total proceeds of $4,506,055 (CAD$6,055,650) with each unit consisting of one Common Share and one warrant exercisable at a price of CAD$0.39 per warrant for a term of five years from the closing date (“Q1 2023 PP”). The Q1 2023 PP was completed through the closing of two tranches: one in February 2023 and one in March 2023. In connection with the Q1 2023 PP, the Company paid cash commissions of $172,480, incurred legal fees of $15,428, and issued 2,129,566 Common Shares and 324,642 agents warrants with an estimated fair value of $618,004 and $73,018, respectively. Each agent warrant is exercisable into one Common Share of the Company at an exercise price of CAD$0.39 for a term of 5 years.

NOTE 9 – STOCKHOLDERS’ DEFICIENCY (continued)

Issued Share Capital (continued)

●	Issued 2,700,000 Common Shares for the exercise of 2,700,000 ACI Canada legacy performance options at a price of $0.01 per share for total proceeds of $27,000. As a result, the Company transferred $1,344,480 from additional paid-in capital to share capital.

●	On May 30, 2023, the Company announced a private placement offering to raise gross proceeds of $6,500,000 at $0.22 per unit (“Q2 2023 PP”). Each unit initially consisted of one common share and one-half of a warrant with each whole warrant entitling the holder to purchase an additional Common Share of the Company at $0.31 per share for a period of three years from the closing date. The aggregate proceeds may be increased by 30% to accommodate any overallotment. In accordance with the Q2 2023 PP, the Company has agreed to pay the finder (“Spartan”) cash commissions of 10% of the gross proceeds, issue finder’s warrants equal to 10% of the number of the warrants issued to investors, in each case excluding investors on the Company’s president’s list, and pay Spartan a non-accountable expense fee equal to 5% of the gross proceeds of the Q2 2023 PP excluding the president’s list.

o	On August 31, 2023, the Company completed an initial closing of the Q2 2023 PP by issuing 6,114,058 units at a price of $0.22 for total proceeds of $1,345,093 (“Q2 2023 PP Tranche 1”). Each unit consisted of one Common Share and one half of a warrant with each whole warrant entitling the holder to purchase an additional Common Share of the Company at the initial pricing of $0.31 per share until August 31, 2026. In connection with the Q2 2023 PP Tranche 1, the Company paid cash commissions of $180,051, incurred legal fees of $28,334, and issued 272,803 agents warrants with an estimated fair value of $44,292. Each agent warrant is exercisable into one Common Share of the Company at an exercise price of $0.31 until August 31, 2026.

o	On October 16, 2023, the Company completed the second closing of the Q2 2023 PP by issuing 1,596,830 units at a price of $0.22 for total gross proceeds of $351,303 (“Q2 2023 PP Tranche 2”). Each unit consists of one Common Share and one-half of a warrant with each whole warrant entitling the holder to purchase an additional Common Share of the Company at the initial pricing of $0.31 per share until October 16, 2026. In connection with the closing of Q2 2023 PP Tranche 2, the Company paid cash commissions of $51,600, incurred legal fees of $5,371, and issued 78,181 agents warrants with an estimated fair value of $10,199. Each agent warrant is exercisable into one Common Share of the Company at an exercise price of $0.31 until October 16, 2026.

o	On November 8, 2023, the Company completed the third closing of the Q2 2023 PP by issuing 4,590,903 units at a price of $0.22 for total gross proceeds of $1,009,999 (“Q2 2023 PP Tranche 3”). Each unit consists of one Common Share and one-half of a warrant with each whole warrant entitling the holder to purchase an additional Common Share of the Company at the initial pricing of $0.31 per share until November 8, 2026. In connection with the closing of Q2 2023 PP Tranche 3, the Company paid cash commissions of $151,500, incurred legal fees of $10,501, and issued 229,544 agents warrants with an estimated fair value of $24,692. Each agent warrant is exercisable into one Common Share of the Company at an exercise price of $0.31 until November 8, 2026.

On December 4, 2023, the Company amended the terms of the Q2 2023 PP. Each unit was amended to consist of one common share and one warrant. Each warrant will entitle the holder to purchase an additional common share of the Company at $0.31 per share for a period of three years from the closing date.

o	On December 22, 2023, the Company completed the fourth closing of the Q2 2023 PP by issuing 9,141,534 units at a price of $0.22 for total gross proceeds of $2,011,137 (“Q2 2023 PP Tranche 4”). Each unit consists of one Common Share and one warrant with each warrant entitling the holder to purchase an additional Common Share of the Company at the initial pricing of $0.31 per share until December 22, 2026. In connection with the closing of Q2 2023 PP Tranche 4, the Company paid cash commissions of $238,515 and issued 722,771 agents warrants with an estimated fair value of $249,965. Each agent warrant is exercisable into one Common Share of the Company at an exercise price of $0.31 until December 22, 2026.

NOTE 9 – STOCKHOLDERS’ DEFICIENCY (continued)

Issued Share Capital (continued)

●	All 7,000,000 previously outstanding Restricted Shares were converted to Common Shares on August 29, 2023, for $nil proceeds.

●	165,000 Common Shares in connection with the cashless exercise of 165,000 Common Share options with an exercise price of CAD$0.22 per share; 86,101 Common Shares were surrendered. As a result, the Company transferred $80,039 from additional paid-in capital to share capital.

Escrow Shares

As of June 30, 2024, and December 31, 2023, the Company had nil and 11,502,874 Common Shares and nil and 2,857,432 Class B Preferred Shares, respectively, held in escrow.

Warrants

During the six months ended June 30, 2024, the Company issued the following warrants:

●	16,965,762 warrants with an exercise price of CAD$0.31 and expiry of January 19, 2027, in connection with the Q2 2023 PP Tranche 5.

●	1,037,330 warrants with an exercise price of $0.31 and an expiry of January 19, 2027, to the agents of the Company’s Q2 2023 PP Tranche 5. The warrants were valued at $582,245 using the Black Scholes option-pricing model with the following assumptions: expected life of 3 years, volatility of 101.01%, discount rate of 3.77%, and a dividend yield of $nil.

The schedule of activity for the warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price (as converted)	Remaining Contractual Term (Years)
Balance, December 31, 2022	15,981,290	$1.15	0.84
Issued	40,668,011	0.30	-
Expired	(12,919,507)	1.36	-
Balance, December 31, 2023	43,729,794	$0.31	3.43
Issued	18,003,092	0.31	-
Exercised	(400,000)	0.40
Balance, June 30, 2024	61,332,886	$0.30	2.50

NOTE 9 – STOCKHOLDERS’ DEFICIENCY (continued)

Warrants (continued)

A summary of the warrants outstanding and exercisable as of June 30, 2024, is as follows:

Warrants Outstanding	Exercise Price	Expiry Date
2,661,783	$0.40	August 30, 2024
3,329,828	$0.31	August 31, 2026
876,595	$0.31	October 16, 2026
2,524,993	$0.31	November 8, 2026
9,864,305	$0.31	December 22, 2026
18,003,092	$0.31	January 19, 2027
14,640,221	$0.289	February 16, 2028
2,155,000	$0.28 (CAD$0.39)	February 16, 2028
719,904	$0.28 (CAD$0.39)	March 15, 2028
6,557,165	$0.283	March 15, 2028
61,332,886

Warrant Liability

a)	Prior to August 31, 2023, the Company’s functional currency was the CAD, as such, the Company recorded a warrant liability on the warrants outstanding with USD exercise prices. This derivative liability was being revalued at each reporting period.

The Company revalued its derivative liability upon the change in functional currency, which resulted in a loss on revaluation of $145,980 for the year ended December 31, 2023.

Due to the change in functional currency on August 31, 2023, the derivative liability was measured at fair value using the Black-Scholes Option Pricing Model with a valuation date of August 31, 2023. The derivative liability of the Company on that date was $351,969, which upon reclassification, was charged to equity as an increase in reserves of $351,969.

Balance as of December 31, 2022	$205,989
Revaluation of derivative liability	145,980
Reclassification of derivative liability per change in functional currency	(351,969)
Balance as of December 31, 2023	$-

A summary of the warrants with USD exercise prices outstanding and exercisable as of August 31, 2023, upon the change in functional currency was as follows:

Warrants Outstanding	Exercise Price	Expiry Date
3,061,783	$0.40	August 30, 2024
3,057,025	$0.31	August 31, 2026
6,118,808

NOTE 9 – STOCKHOLDERS’ DEFICIENCY (continued)

Warrant Liability (continued)

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the re-valuations for the warrants priced in USD as of August 31, 2023:

August 31, 2023

Risk-free interest rate	5.14%
Dividend yield	-
Expected life (in years)	1.00
Volatility	131%
Weighted average fair value per warrant	$0.16

b)	On August 31, 2023, the Company’s functional currency changed to the USD from the CAD; as such, the Company recorded a derivative liability on the warrants outstanding with previously issued CAD exercises prices. This derivative liability is being revalued at each reporting period.

As of August 31, 2023, the Company charged $4,541,545 to equity to reclassify the derivative liability for warrants with exercise prices denominated in CAD using the Black-Scholes Option Pricing Model. The initial reclassification resulted in a decrease in share capital $4,541,545. In December 2023, 11,777,336 warrants were re-priced from CAD to USD denominated exercise price which resulted in $4,025,102 of the derivative liability being reclassified to equity. During the six months ended June 30, 2024, 9,420,050 warrants were re-priced from CAD to USD denominated exercise price which resulted in $3,942,575 of the derivative liability being reclassified to equity. As of June 30, 2024, the Company revalued the derivative liability to $946,105 (December 31, 2023 - $4,455,747) and recorded a loss on revaluation of $432,933 for the six months ended June 30, 2024 (six months ended June 30, 2023 - $nil).

Balance as of December 31, 2022	$-
Reclassification of derivative liability per change in functional currency	4,541,545
Revaluation of derivative liability	3,939,304
Reclassification of derivative liability per change in exercise price	(4,025,102)
Balance as of December 31, 2023	$4,455,747
Revaluation of derivative liability	432,933
Reclassification of derivative liability per change in exercise price	(3,942,575)
Balance as of June 30, 2024	$946,105

A summary of warrants not issued for services with CAD exercise prices outstanding and exercisable as of June 30, 2024, is as follows:

Warrants Outstanding	Exercise Price	Expiry Date
2,155,000	$0.28 (CAD$0.39)	February 16, 2028
395,262	$0.28 (CAD$0.39)	March 15, 2028
2,550,262

NOTE 9 – STOCKHOLDERS’ DEFICIENCY (continued)

Warrant Liability (continued)

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the re-valuations following the change in functional currency to USD as of June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
Risk-free interest rate	3.53%	3.38%
Dividend yield	-	-
Expected life (in years)	3.64	4.15
Volatility	86%	87%
Weighted average fair value per warrant	$0.37	$0.37

Share Options

Common Share Options

The Company’s 2023 Share Option Plan (the “2023 Option Plan”) for its officers, directors, employees and consultants was approved by stockholders on June 27, 2023. Pursuant to the 2023 Option Plan, the Company may grant non-transferable share options totaling in aggregate up to 20% of the Company’s issued and outstanding Common Shares and Restricted Shares, exercisable for a period of up to ten years from the date of grant, and at an exercise price that will not be lower than the greater of the last closing price for the Common Shares as quoted on the CSE: (i) on the trading day prior to the date of grant; and (ii) the date of grant. All options granted pursuant to the 2023 Option Plan will be subject to such vesting requirements as may be imposed by the Board. In the event of a Change of Control, as defined in the 2023 Option Plan, all unvested options will vest immediately.

The 2022 Option Plan was previously adopted by the board and approved by stockholders on July 19, 2022, pursuant to which incentive share options were granted to certain directors, officers, employees and consultants (the “2022 Option Plan”). Under the 2022 Option Plan, the Company could grant non-transferable share options totaling in aggregate up to 10% of the Company’s issued and outstanding Common Shares, exercisable for a period of up to ten years from the date of grant, and at an exercise price which is not less than that permitted by the TSX-V. In connection with listing of the Common Shares on the CSE, the Company adopted the 2023 Option Plan and determined that the 2022 Option Plan be closed to new grants. The options outstanding under the 2022 Option Plan, issued prior to the adoption of the 2023 Option Plan (“2022 Options”) are not included in the maximum number of share options available for grant pursuant to the 2023 Option Plan and are not subject to the terms of the 2023 Option Plan; as such, the 2022 Options will continue to be governed by the 2022 Option Plan.

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the valuation of the Common Share options issued:

	June 30, 2024	December 31, 2023
Risk-free interest rate	-	3.12%
Expected life (in years)	-	10
Volatility	-	103%
Weighted average fair value per option	-	$0.13

NOTE 9 – STOCKHOLDERS’ DEFICIENCY (continued)

Share Options (continued)

Common Share Options (continued)

The following table summarizes the total amount of share-based compensation expense related to service conditions for Common Share options during the three and six months ended June 30, 2024, and 2023:

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Research and development	$65,694	$177,735	$153,541	$248,743
General and administrative	193,629	601,314	453,867	769,369
Total share-based compensation	$259,323	$779,049	$607,408	$1,018,112

As of June 30, 2024, there was an unrecognized share-based compensation expense relating to service conditions for common share options of $581,391.

Common share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balance, December 31, 2022	5,506,071	0.61	8.47	-
Granted	16,190,000	0.16	-
Expired	(772,763)	0.68	-
Exercised (2)	(251,101)	0.17	-
Balance, December 31, 2023	20,672,207	$0.18	9.07	$9,975,524
Exercised (3)	(272,840)	0.19	-
Balance, June 30, 2024	20,399,367	$0.17	8.58	$6,939,458
Options exercisable, June 30, 2024	11,612,953	$0.18	8.35	$3,874,616

(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common share. The calculation excludes options with an exercise price higher than the closing price of the Company’s share on the reporting date.
(2)	In accordance with the Company’s 2023 Option Plan, option holders exercised 251,101 Common Share options on a cashless basis (net exercise) for the issuance of 165,000 Common Shares.
(3)	In accordance with the Company’s 2023 Option Plan, option holders exercised 272,840 Common Share options on a cashless basis (net exercise) for the issuance of 192,500 Common Shares.

A summary of the Common Share options outstanding at June 30, 2024, is as follows:

Options Outstanding	Options Exercisable	Exercise Price	Expiry Date
39,154	39,154	$0.40	June 1, 2029
39,154	39,154	$0.40	July 22, 2030
2,600,000	2,455,555	$0.21 (CAD$0.28)	August 3, 2031
940,000	940,000	$0.21 (CAD$0.28)	December 20, 2031
215,000	215,000	$0.21 (CAD$0.28)	February 14, 2032
257,500	126,250	$0.21 (CAD$0.28)	April 11, 2032
450,000	413,192	$0.21 (CAD$0.28)	May 31, 2032
15,858,559	7,447,354	$0.16 (CAD$0.22)	June 8, 2033
20,399,367	11,612,953

NOTE 9 – STOCKHOLDERS’ DEFICIENCY (continued)

Share Options (continued)

ACI Canada Legacy Performance Options

The Company retained ACI Canada’s share option plan whereby ACI Canada could grant share options to directors, officers, employees and consultants enabling them to acquire common shares. Options granted had a maximum term of ten years and the board of directors determined the vesting requirements. From time to time, the Company granted performance-based share options to management and consultants. These options vest based on the Company’s achievement of certain performance goals and operational metrics, as applicable, subject to continuous employment by each recipient.

The following table summarizes the total amount of share-based compensation expense related to performance conditions for ACI Canada legacy performance options during the three and six months ended June 30, 2024, and 2023:

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Research and development	$116,004	$-	$116,004	$-
General and administrative	-	184,244	-	184,244
Total share-based compensation	$116,004	$184,244	$116,004	$184,244

As of June 30, 2024, and December 31, 2023, there was no unrecognized share-based compensation expense relating to service condition awards.

The following table summarizes ACI Canada legacy performance option activity for the Company:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balance, December 31, 2022	9,521,057	0.01	5.91	4,609,723
Exercised	(2,700,000)	0.01	-
Balance, December 31, 2023	6,821,057	$0.01	4.51	$4,441,787
Exercised	(180,000)	0.01	-
Balance, June 30, 2024	6,641,057	0.01	3.98	3,338,059
Options exercisable, June 30, 2024	6,454,015	$0.01	3.96	$3,244,272

(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common share. The calculation excludes options with an exercise price higher than the closing price of the Company’s shares on the reporting date

A summary of the ACI Canada legacy performance options outstanding at June 30, 2024, is as follows:

Options Outstanding	Options Exercisable	Exercise Price	Expiry Date
900,000	900,000	$0.001	February 1, 2026
691,057	691,057	$0.01	December 31, 2027
3,050,000	3,023,903	$0.01	September 1, 2028
2,000,000	1,839,055	$0.01	June 1, 2029
6,641,057	6,454,015

NOTE 10 – RELATED PARTY TRANSACTIONS AND BALANCES

Key management personnel are those persons having authority and responsibility for planning, directing and controlling the activities of the Company, directly or indirectly. Key management personnel include the Company’s executive officers and members of its Board of Directors.

In September 2018, the Company signed a management agreement with CMI Cornerstone Management Corp. (“CMI”), a company controlled by Ken Cawkell, former CEO and a director of the Company, which requires monthly payments of $15,000. In June 2019, the Company amended the agreement to increase the monthly fees to $18,000. Included in the agreement is a provision for a termination payment equal to the greater of (i) $432,000 less any fees previously paid under the agreement between June 1, 2019, and the date of termination or (ii) $54,000. On September 1, 2022, the Company amended the agreement to decrease the monthly fees to $9,000. On April 30, 2023, the Company amended the agreement to an hourly fee of $400 for services rendered. The amendment included a payment of $54,000 for the termination fee.

In September 2018, the Company signed a management agreement with 9177 – 586 Quebec Inc., later assigned to 102388 P.E.I. Inc. (“PEI Inc.”), companies controlled by Denis Kay, Chief Scientific Officer of the Company, which requires monthly payments of $13,333 per month for an effective term of two years. In June 2019, the Company amended the agreement to increase the monthly fees to $15,000. Included in the agreement is a provision for a termination payment equal to the greater of (i) $360,000 less any fees previously paid under the agreement between June 1, 2019, and the date of termination or (ii) $45,000. On August 15, 2022, the Company amended the agreement to decrease the monthly fees to $7,500.

In February 2021, the Company signed a consulting agreement with Michael McFadden, CEO of the Company, requiring an annual base compensation of $500,000. A new employment agreement was signed in March 2022 which included in the agreement is a provision for termination payment without just cause of:

a)	Severance payments for a period of twelve months with the following terms:

i)	Months 1 through 6: 100% of annual base salary;

ii)	Months 7 through 9: 50% of annual base salary; and

iii)	Months 10 through 12: 25% of annual base salary.

b)	Bonus severance equal to the average of bonuses paid of the two most recent full fiscal years prior to termination plus the bonus that would have been paid in the fiscal year of termination.

Also included in the agreement is a provision for termination payment due to a change of control, the CEO will receive:

a)	a cash payment equal to the annual base salary;

b)	a full bonus payable in cash immediately, irrespective of whether targets have been met; and

c)	continuation of healthcare benefits for twelve months from date of change of control event.

In April 2022, Mr. McFadden was granted the ability to earn up to 8,195,740 bonus rights of which 1,639,148 bonus rights had been earned as of June 30, 2024 (Note 8). The value of these bonus rights was determined to be $35,055 and $58,427 as of June 30, 2024, and December 31, 2023, respectively, and is included in other liabilities.

In May 2021, the Company hired Lauren D’Angelo as the Company’s Chief Commercial Officer. In 2023 Ms. D’Angelo was promoted to Chief Operating Officer of the Company. The employment agreement signed in May 2021 with Ms. D’Angelo requires an annual base compensation currently at $420,000 and includes a provision for a termination payment due to a change of control as follows:

a)	a cash payment equal to the annual base salary;

b)	a full bonus payable in cash immediately, irrespective of whether targets have been met; and

c)	continuation of healthcare benefits for twelve months from date of change of control event.

In May 2022, Ms. D’Angelo was granted the ability to earn up to 1,065,446 bonus rights of which 737,616 bonus rights had been earned as of June 30, 2024 (Note 8). The value of these bonus rights was determined to be $11,710 and $25,698 as of June 30, 2024, and December 31, 2023, respectively, and is included in other liabilities

NOTE 10 – RELATED PARTY TRANSACTIONS AND BALANCES (continued)

In November 2021, the Company signed an employment agreement with Cedric O’Gorman, the Chief Medical Officer (“CMO”) of the Company, requiring an annual base compensation of $400,000. Included in the agreement is a provision for a termination payment without just cause of an amount equal to annual base compensation for a period of six months. If termination is due to a change of control, the CMO will receive:

a)	a cash payment equal to the annual base salary;

b)	a cash bonus equal to 50% of the annual base salary; and

c)	continuation of healthcare benefits for twelve months from date of change of control event.

On January 1, 2023, Cedric O’Gorman resigned as the Chief Medical Officer of the Company.

In April 2022, the Company signed an employment agreement with Donald Kalkofen, the Chief Financial Officer (“CFO”) of the Company, requiring an annual base compensation of $420,000. Included in the agreement is a provision for termination payment due to a change of control, which if occurs, the CFO will receive:

a)	a cash payment equal to the annual base salary;

b)	a cash bonus equal to 50% of the annual base salary; and

c)	continuation of healthcare benefits for twelve months from date of change of control event.

As of June 30, 2024, and December 31, 2023, $440,425 and $672,550, respectively, is owing to directors and officers of the Company and has been included in accounts payable and accrued liabilities. These balances are in relation to fees and management compensation and are non-interest bearing, unsecured and due on demand.

As of June 30, 2024, and December 31, 2023, the Company owed NLS $1,211,463 for an outstanding promissory note with a carrying amount of $1,211,463 (Note 7).

As of June 30, 2024, and December 31, 2023, the Company had advanced Alpha Seven $55,000 and accrued interest of $4,195 and $2,550, respectively (Note 4). As at June 30, 2024, the Company set up a provision for loan losses on the outstanding loan balance and reversed the accrued interest.

Summary of key management personnel compensation:

	For the six months ended
	June 30, 2024	June 30, 2023
Management fees and salaries in research and development	$372,786	$220,054
Management fees and salaries in general and administrative expenses	725,279	519,148
Share-based compensation in research and development	264,722	259,791
Share-based compensation in general and administrative Expenses	453,868	953,612
Total related party transactions	$1,816,655	$1,952,605

NOTE 11 – COMMITMENTS AND CONTINGENCIES

ALPHA-1062 Technology

In March 2015, the Company entered into the Memogain Technology License Agreement (“License Agreement”) with NLS for the exclusive right and license to further develop and exploit the ALPHA-1062, formerly Memogain, Technology. The License Agreement set out the consideration as follows:

●	The Company assumed all of NLS’s obligations under the Memogain Asset Purchase Agreement which consisted of cumulative total payments to Galantos Pharma GmbH of $10,714,600 (EUR 10,000,000), the cumulative total may be increased to $16,071,900 (EUR 15,000,000) subject to certain provisions, involving sub-licensing the ALPHA-1062 technology and Company the receiving an upfront out-licensing payment of no less than $8,571,680 (EUR 8,000,000). Royalty payments, are determined as follows (collectively the “Galantos Royalty Payments”):

o	3% of the net sales revenue received by the Company from the sale of any products relating to the ALPHA-1062 Technology;

o	10% of any sublicensing revenue; and

o	25% of an upfront payment or milestone payment paid by a sub-licensee to the Company;

●	Upon completion of the Galantos Royalty Payments, a royalty payment to NLS of 1% of the revenue received from the ALPHA-1062 Technology by the Company over $100 million per annum; and

●	The issuance of a promissory note of $1,400,000 to NLS (Note 7).

The expiration date is twenty years from the Commencement Date (March 15, 2035) or the expiration of the last patent obtained (existing patents extend through 2042) pursuant, whichever event shall last occur, unless earlier terminated pursuant to bankruptcy or insolvency of the licensee; court order against the licensee; or a winding up, liquidation or termination of the existence of the licensee occurs.

No payments have been made to date related to the Galantos Royalty Payments.

On January 1, 2016, the Company assumed NLS’s obligations under a Royalty Agreement with Galantos Consulting dated August 31, 2013, which consist of cumulative total payments to Galantos Consulting of $2,142,920 (EUR 2,000,000), the cumulative total may be increased to $3,214,380 (EUR 3,000,000) subject to certain provisions, which is to be paid as follows (collectively the “Galantos Consulting Payments”):

●	1% of the net sales revenue received by the Company from the sale of any products relating to the ALPHA-1062 Technology;

●	2% of any sublicensing revenue; and

●	2% of an upfront payment or milestone payment paid by a sub-licensee to the Company.

The termination date is set as the date at which no further payments of any nature are due.

No payments have been made to date relating to the Galantos Consulting Payments.

ALPHA-0602 Technology

In November 2020, the Company entered into a license agreement with NLS for the world-wide exclusive right to the Progranulin (“ALPHA-0602”) Technology. In accordance with the agreement, the Company will pay the following:

●	$50,000 to NLS before January 15, 2021 (paid);

●	a royalty of 1.5% of the commercial sales, capped at $2,000,000, to NLS;

●	10% of any Upfront Payments the Company may receive in the future in excess of $2,000,000.

The ALPHA-0602 Technology license agreement shall terminate 11 years (November 3, 2031) from the Commencement Date, expiration of the last patents, or when full payment has been made, whichever shall first occur.

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued)

ALPHA-0602 Technology (continued)

The total amount payable to NLS under this agreement shall not exceed $2,000,000. Regarding the ALPHA-602 technology the Company paid $50,000 in January 2021 as per the license agreement. No payments have been made to date under the above NLS world-wide exclusive rights for the royalties or Upfront Payments the Company may receive.

During the six months ended June 30, 2024, the Company decided to discontinue development of the ALPHA-602 technology.

Spartan Capital Securities, LLC Agreement

On May 30, 2023, the Company agreed to enter into an ongoing consulting services agreement (the “Spartan Consulting Agreement”) for a three-year term with Spartan Capital Securities, LLC (“Spartan”). The services include advising and assisting on potential business development transactions, strategic introductions, assisting management with enhancing corporate and stockholder value, and capital raising advice. The Company paid Spartan a consulting fee in the aggregate amount of $480,000, payable in three equal installments with each installment being subject to the Company achieving certain business development and capital raising objectives. Spartan was also be entitled to earn and receive additional Common Shares of the Company which will be issued to Spartan on a rolling basis upon completion of predetermined business development objectives including the closing of certain offering amounts and the completion of material business transactions. As of December 31, 2023, $160,000 in consulting fees have been paid and no additional common shares had been issued under the consulting services agreement with Spartan.

On January 19, 2024, the Company paid the remaining consulting fee of $320,000 and issued 14,558,285 Common Shares valued at $3,202,823 to Spartan and its assignees pursuant to the Spartan Consulting Agreement.

Legal Proceedings

During the normal course of business, the Company may become involved in legal claims that may or may not be covered by insurance. Management does not believe that any such claims would have a material impact on the Company’s unaudited condensed interim consolidated financial statements.

NOTE 12 – CAPITAL DISCLOSURE AND MANAGEMENT

The Company defines its capital as all components of stockholders’ equity (deficiency). The Company’s objective when managing capital is to safeguard the Company’s ability to continue as a going concern.

The Company manages its capital structure to maximize its financial flexibility making adjustments to it in response to changes in economic conditions and the risk characteristics of the underlying assets and business opportunities. The Company does not presently utilize any quantitative measures to monitor its capital. The Company is not subject to externally imposed capital requirements.

NOTE 13 – LIQUIDITY RISK

Liquidity risk is the risk that the Company will not be able to meet its financial obligations associated with financial liabilities. The Company’s ultimate success depends on the outcome of its research and development and collaboration activities. The Company expects to incur additional losses in the future and anticipates the need to raise additional capital to continue to execute its long-range business plan. The Company manages its liquidity risk by forecasting cash flows from operations and anticipating any investing and financing activities. Management and the Board of Directors are actively involved in the review, planning and approval of significant expenditures and commitments.

NOTE 13 – LIQUIDITY RISK (continued)

Contractual undiscounted cash flow requirements for financial liabilities as of June 30, 2024, are as follows:

	≤1 Year	>1 Year	Total
Accounts payable	$1,242,237	$-	$1,242,237
Promissory note	1,211,463	911,463	1,211,463
	$2,453,700	$911,463	$2,453,700

Contractual undiscounted cash flow requirements for financial liabilities as of December 31, 2023, are as follows:

	≤1 Year	>1 Year	Total
Accounts payable	$1,394,117	$-	$1,394,117
Promissory note	1,211,463	-	1,211,463
	$2,605,580	$-	$2,605,580

NOTE 14 – SEGMENTED INFORMATION

The Company currently operates in a single reportable operating segment, being the researching and developing pharmaceutical treatments for neurological diseases in the geographical areas of Canada and the United States of America. Geographic information for the United States and Canada as of June 30, 2024, and December 31, 2023, is as follows:

	As of June 30, 2024
	Canada	United States	Total
Non-current assets other than financial instruments	$452,683	$1,054	$453,737

	As of December 31, 2023
	Canada	United States	Total
Non-current assets other than financial instruments	$532,276	$1,455	$533,731

NOTE 15 – NET LOSS PER SHARE

Net loss per common share has been computed on the basis of the weighted-average number of common shares outstanding during the six months ended June 30, 2024, and 2023. Since the Company was in a loss position for the six months ended June 30, 2024, and 2023, basic net loss per share was the same as diluted net loss per share for the period presented.

The following table sets forth the computation of (loss) earnings per share:

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator
Net loss – basic and diluted	$(2,115,512)	$(2,817,574)	$(7,118,223)	$(4,723,407)

Denominator
Weighted average shares used to compute net loss per share, basic and diluted	150,234,327	94,604,510	146,925,149	86,273,053

Net loss per share – basic and diluted	$(0.01)	$(0.03)	$(0.05)	$(0.05)

The following potentially dilutive outstanding securities for the six months ended June 30, 2024, and 2023 were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the year, see below:

	For the six months ended
	June 30, 2024	June 30, 2023
Warrants	61,332,886	37,436,200
Common Share options	20,399,367	21,086,071
ACI Canada legacy performance options	6,641,057	8,471,057
Total anti-dilutive features	88,373,310	66,993,328

NOTE 16 – SUBSEQUENT EVENTS

a)	Subsequent to June 30, 2024, the Company issued 350,000 Common Shares for total proceeds of $140,000 from the exercise of 350,000 warrants with an exercise price $0.40 per Common Shares.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30,2024, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Special Note Regarding Forward-Looking Statements.”

Overview

The Company is a biopharmaceutical company dedicated to developing treatments for patients suffering from neurodegenerative diseases, such as Alzheimer’s disease (“Alzheimer’s disease” or “AD”), for which there are limited or no treatment options. On July 26, 2024, the Company received approval by the FDA of the Company’s New Drug Application (the “NDA”) for ZUNVEYL® (benzgalantamine) previously known as ALPHA-1062 (“ZUNVEYL” or “ALPHA-1062”) oral tablet formulation for the treatment of mild-to-moderate Alzheimer’s disease. The Company will now focus on the development of commercial manufacturing and commercial sales of ZUNVEYL oral tablet formulation. The Company’s commercial development program for ZUNVEYL is primarily focused on building a long term care commercial team that can focus on providing key points of differentiation, exploiting key issues with existing AChEI treatments, and franchising potential additional indications and new products. The company will target largest volume nursing homes specializing in Alzheimer’s, leveraging an account based sales team with demonstrated success in LTC, positioning ZUNVEYL with Medicare payors, and working with strategic and clinical partnerships with consultant pharmacists and long term care pharmacies. The Company has three additional pre-clinical development programs: ZUNVEYL in combination with memantine for the treatment of moderate-to-severe Alzheimer’s disease, ALPHA-1062 sublingual formulation, ALPHA-1062 intranasal (“ALPHA-1062IN”) formulation for the treatment of cognitive impairment with mild traumatic brain injury (mTBI; otherwise known as concussion) and ALPHA-0602, ALPHA-0702 & ALPHA-0802, also referred to as ‘Progranulin’ and ‘Progranulin GEM’s’, for the treatment of neurodegenerative diseases including amyotrophic lateral sclerosis, otherwise known as ALS or Lou Gehrig’s disease and spinal muscular atrophy (SMA).

ZUNVEYL, is a patented new innovative product being developed as a next generation acetylcholinesterase inhibitor for the treatment of Alzheimer’s disease, with expected minimal gastrointestinal side effects. ZUNVEYL’s active metabolite is differentiated from donepezil and rivastigmine in that it binds neuronal nicotinic receptors, most notably the alpha-7 subtype, which is known to have a positive effect on cognition. ZUNVEYL is in pre-clinical development in combination with memantine to treat moderate to severe Alzheimer’s disease, in pre-clinical development with sublingual formulation for patients suffering from dysphagia, and ALPHA-1062IN is intended to be out-licensed for pre-clinical development to study an intranasal formulation for cognitive impairment with mTBI.

Our other pre-clinical stage assets include ALPHA-0602, ALPHA-0702 & ALPHA-0802 (Progranulin and Progranulin GEM’s), which are expressed in several cell types in the central nervous system and in peripheral tissues, promotes cell survival, regulates certain inflammatory processes, and play a significant role in regulating lysosomal function and microglial responses to disease. Its intended use for the treatment of neurodegenerative diseases has been patented by the Company and ALPHA-0602 has been granted an Orphan Drug Designation for the treatment of ALS by the FDA. Orphan Drug Designation was provided for ALPHA-0602 by the Office of Orphan Drug Products, FDA on February 2020 based on the Federal Food Drug, and Cosmetic Act, whereby the ALPHA-0602 met the criteria designated in Section 526 of such Act. For a further description see the section entitled “Business — Government Regulation — Orphan Drug Designation”. The Orphan Drug Designation allows for exclusivity provisions provided the drug is approved first for indication: treatment of amyotrophic lateral sclerosis ALPHA-0702 and ALPHA-0802 are Granulin Epithelin Motifs, (“GEMs”), derived from full length progranulin which have therapeutic potential across multiple neurodegenerative diseases. GEMs have been shown to be important in regulating cell growth, survival, repair, and inflammation. ALPHA-0702 and ALPHA-0802 are designed to deliver this with potentially lower toxicity, and greater therapeutic effect. As the assets are pre-clinical assets and do not add material value to the Company, the Company will not develop these assets further and instead will seek to out-license the assets to interested third parties. Given the early stage of discussion with third parties, the Company cannot assess value to a license agreement.

The Company is the parent company of Alpha Cognition Canada Inc. (“Alpha Canada” or “ACI Canada”) which is the parent company of Alpha Cognition USA Inc. (“ACI USA”). As of May 1, 2023, the Company’s common shares commenced trading on the CSE under the symbol “ACOG”, previously the Company’s shares were traded on the TSX-V until April 28, 2023, when the Company had them delisted. The Company’s shares also quoted for trading on the OTCQB under the trading symbol “ACOGF”.

Operations

The Company has not generated revenues from its operations to date and as of June 30, 2024, and had a deficit of $68,766,396 (December 31, 2023 – $61,648,173) which has been primarily financed by equity. The Company had $1,194,183 in cash and cash equivalents, including restricted cash, and $1,571,135 in current liabilities (of which $175,321 is payable from the Company’s available restricted cash balance) as of June 30, 2024. The Company’s continuing operations, as intended, are highly dependent upon its ability to obtain additional funding and eventually generate cash flows. Management is of the opinion that it does not have sufficient working capital to fully meet the Company’s liabilities and commitments as outlined and planned in the following discussion. Management is of the opinion it will need to raise additional capital to cover upcoming planned Research and Development (“R&D”), commercialization of ZUNVELY and operating costs. Possible sources of such capital may come from private placements and public offerings of the Company’s common shares and funds received from the exercise of warrants and share options. Additionally, the Company will also consider funding that may arise through partnership activities, including royalties, and debt. There is a risk that additional financing will not be available on a timely basis, on terms acceptable, or at all to the Company. These factors indicate the existence of a material uncertainty which causes significant doubt in the ability of the Company to continue as a going concern.

The Company is also contemplating raising capital by pursuing both dilutive and non-dilutive strategic sources of capital to fully execute its commercialization and operating plans following receipt of the NDA approval for ZUNVEYL from the FDA. Any additional capital is expected to further support our planned costs to begin commercial activities including launching U.S. sales of ZUNVEYL in AD.

Components of our Results of Operations

Research and development

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred unless there is an alternative future use in other research and development projects or otherwise.

Research and development expenses consists primarily of the following:

●	costs related to production of clinical supplies and non-clinical materials, including fees paid to contract manufacturers.

●	employee-related expenses, which include salaries, benefits, and stock-based compensation.

●	other expenses including travel and consulting services.

General and administrative expenses

General and administrative expenses costs consist of personnel costs, other outside professional services including legal, human resources, audit and accounting services, consulting and pre-commercialization expenses, including selling and marketing costs as well attendance to various conferences. Personnel costs consist of salaries, benefits, and share-based compensation. We expect to continue to incur expenses to support our continued operations as a public company, including expenses related to existing and future compliance with rules and regulations of the stock exchanges on which our securities are now traded, insurance expenses, investor relations, audit fees, professional services and general overhead and administrative costs.

Foreign exchange gain (loss)

The foreign exchange gain (loss) amount consists of changes in the value of the Canadian Dollar compared to the U.S. Dollar throughout the year.

Liability-Based Awards

Bonus right awards that include cash settlement features are accounted for as liability-based awards in accordance with ASC 718, Compensation — Share Based Compensation. The fair value of the bonus right awards is estimated using a Black-Scholes option-pricing model and is revalued on each reporting date, based on the probability of the expected awards to vest, until settlement. Changes in the estimated fair value of the bonus right awards are recognized within general and administrative expense in the consolidated statement of operations and comprehensive loss over the vesting period. Key assumptions in the calculation of the fair value of the bonus right awards include expected volatility, risk-free interest rate, expected life, and fair value per award.

Share Based Compensation

Share-based compensation cost is recorded for all option grants and awards of non-vested stock based on the grant date fair value of the award using the Black-Scholes option-pricing model and is recognized over the service period required for the award. We estimate the fair value of stock option grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Expected Term — The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term.

Expected Volatility — The Company computes stock price volatility over expected terms based on its historical common stock trading prices.

Risk-Free Interest Rate — The Company bases the risk-free interest rate on the implied yield available on United States Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend — The Company has never declared or paid any cash dividends on its common shares and does not plan to pay cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in its valuation models.

Interest income

Interest income consists of interest earned on our cash and cash equivalents.

Grant revenue

The Company received grant revenue from the Army Medical Research and Material Command on June 5, 2023, for a pre-clinical study on the use of the ALPHA-1062 Intranasal to reduce blast of mTBI induced functional deficit and brain abnormalities. All funds relating to government grants are being recorded under the gross method of accounting for government grants whereby any income received and associated expenses incurred will be reported as grant income and included in research and development expenses, respectively on the statement of operations and comprehensive loss. When grant proceeds are initially received, they are recorded as deferred income and restricted cash. Grant proceeds used to pay for study costs and are expensed as incurred, with a corresponding amount of grant revenue recorded along with a reduction of the balance of the deferred income liability. The Company classifies the balance of cash received from grants as restricted cash, when the proceeds from the grant have been designated for use in specified research. During the three months ended June 30, 2024 and June 30, 2023, the Company recorded grant income of $138,561 and $0, respectively and during the six months ended June 30, 2024, and June 30, 2023, the Company recorded grant income of $272,340 and $0, respectively, from its R&D Grant in the consolidated statements of operations and comprehensive loss.

Interest expense

Interest expense relates primarily to the interest paid on the Neurodyn Life Sciences Inc. (“NLS”) promissory note. Effective April 1, 2024, the Company and NLS agreed to another amendment to the promissory note pursuant to which the interest rate was increased from 5.5% to 7% and the maturity date was extended from July 2024 to July 2025. Additionally, $300,000 will be due on December 31, 2024, with the remaining principal balance due at maturity.

Change in fair value of derivatives

The change in the fair value of warrant liability consists of the Company’s revaluation of their liability classified warrants that have an exercise price in USD. The Company uses the Black-Scholes Option Pricing Model to determine the fair value of the warrant liability at the end of each reporting period. This model requires the input of subjective assumptions including expected share price volatility, risk-free interest rate, and term of the warrant. Changes in the input assumptions can materially affect the fair value estimate and the Company’s earnings (loss) and equity.

Currency translation adjustment

For the purpose of presenting consolidated financial statements, the assets and liabilities of the Company’s CAD operations are translated to USD at the exchange rate on the reporting date. The income and expenses are translated using average exchange rates. Foreign currency differences that arise on translation for consolidated purposes are recognized in other comprehensive loss on the consolidated statement of operations and comprehensive loss.

Results of Operations

Comparison of the Three Months ended June 30, 2024 and 2023

	For the Three Months Ended June 30,		Dollar	Percentage
	2024	2023	Change	Change
Operating expenses
Research and development	$967,200	$1,279,754	$(279,026)	(22)%
General and administrative expenses	1,454,011	1,448,304	(27,821)	(2)
Total operating expenses	2,421,211	2,728,058	(306,847)	(11)

Net operating loss	(2,421,211)	(2,728,058)	306,847	(11)

Other income (expense)
Foreign exchange (loss) gain	(6,862)	(18,302)	11,440	(63)
Interest income	2,160	2,175	(15)	(1)
Grant income	138,561	-	138,561	100
Interest expense	(15,216)	(1,533)	(13,683)	893
Change in fair value of warrant liability	187,056	(71,856)	258,912	(360)
Total other income (expense)	305,699	(89,516)	395,215	(442)

Net loss	(2,115,512)	(2,817,574)	702,062	(25)
Other comprehensive loss
Currency translation adjustment	0	27,898	(27,898)	(100)
Comprehensive loss	$(2,115,512)	$(2,789,676)	$729,960	(26)

Net loss per share, basic and diluted	$(0.01)	$(0.03)	$0.02	(67)

Weighted-average shares used to compute net loss per share, basic and diluted	150,234,327	94,604,510	55,629,817	59%

Research and development expenses

Comparison of Research and Development for the Three Months ended June 30, 2024 and 2023

Research and development expenses decreased by $276,026, or 22%, from $1,246,226 for the three months ended June 30, 2023, to $967,200 for the three months ended June 30, 2024. Research and development costs decreased primarily due to lower product development costs and consulting fees for ALPHA-1062 in AD following the submission of the NDA filed in September of 2023, offset by grant expenses of $138,561 which were incurred in 2024 following the receipt of the DOD grant in June 2023, and increased management fees and salaries. The Company’s research and development expenses are summarized below:

	For the three months ended June 30,		Dollar	Percentage
	2024	2023	Change	Change
Product development	$344,218	$694,175	$(349,957)	(50)%
Management fees and salaries	215,865	162,483	53,382	33
Share-based compensation	181,698	177,735	3,963	2
R&D grant expenses	138,561	0	138,561	100
Consulting fees	2,805	142,147	(139,342)	(98)
Subcontractors	84,053	69,686	14,367	21
	$967,200	$1,246,226	(276,026)	(22)%

Comparison of the Six Months ended June 30, 2024 and 2023

	For the Six Months Ended June 30,		Dollar	Percentage
	2024	2023	Change	Change
Operating expenses
Research and development	$1,883,916	$2,344,164	$(460,248)	(20)%
General and administrative expenses	4,948,813	2,370,241	2,578,572	109
Total operating expenses	6,832,729	4,714,405	2,118,324	45

Net operating loss	(6,832,729)	(4,714,405)	(2,118,324)	45

Other income (expense)
Foreign exchange (loss) gain	(21,491)	(9,717)	(31,208)	(321)
Interest income	14,230	2,347	11,883	506
Grant income	272,340	-	27,340	100
Interest expense	(23,474)	(4,408)	(19,066)	433
Impairment of intangible assets	(39,166)	-	(39,166)	100
Change in fair value of warrant liability	(432,933)	(16,658)	(416,275)	2499
Provision for loan losses	(55,000)	-	(55,000)	100
Total other income (expense)	(285,494)	(9,002)	(276,492)	3071

Net loss	(7,118,223)	(4,723,407)	(2,394,816)	51
Other comprehensive loss (income)
Currency translation adjustment	-	(8,341)	8,341	0
Comprehensive loss	$(7,118,223)	$(4,731,748)	$(2,403,157)	51

Net loss per share, basic and diluted	$(0.05)	$(0.05)	$-	01

Weighted-average shares used to compute net loss per share, basic and diluted	146,925,149	86,273,053	60,652, 096	70%

Comparison of Research and Development for the Six Months ended June 30, 2024 and 2023

Research and development expenses decreased by $460,248, or 20%, from $2,344,164 for the six months ended June 30, 2023, to $1,883,916 for the six months ended June 30, 2024. Research and development costs decreased primarily due to lower product development costs including clinical trial costs and consulting fees for ALPHA-1062 in AD following the submission of the NDA filed in September of 2023, offset by grant expenses of $272,340 which were incurred in 2024 following the receipt of the DOD grant in June 2023 and increased management fees and salaries. The Company’s research and development expenses are summarized below:

	For the six months ended June 30,		Dollar	Percentage
	2024	2023	Change	Change
Product development	$761,761	$1,525,970	$(764,209)	(50)%
Management fees and salaries	403,660	283,386	120,274	42
Share-based compensation	269,545	248,743	20,802	8
R&D grant expenses	272,340	-	272,340	100
Consulting fees	7,310	142,147	(134,837)	(95)
Subcontractors	169,300	143,918	25,382	18
	$1,883,916	$2,344,164	$(460,248)	(20)%

General and administrative expenses

General and administrative expenses costs consist of personnel costs, consulting fees, other outside professional services including legal, human resources, audit and accounting services, and pre-commercialization expenses, including selling and marketing costs as well attendance to various conferences. Personnel costs consist of salaries, benefits, and share-based compensation. We expect to continue to incur expenses to support our continued operations as a public company, including expenses related to existing and future compliance with rules and regulations of the stock exchanges on which our securities are traded, insurance expenses, investor relations, audit fees, professional services and general overhead and administrative costs.

Comparison of General and Administrative Expenses for the Three Months ended June 30, 2024 and 2023

General and administrative expenses decreased by $27,821 or 2%, from $1,481,832 for the three months ended June 30, 2023, to $1,454,011, for the three months ended June 30, 2024. Management fees and salaries, professional fees, registrar and filing fees, investor relations and other general and administrative costs were primarily higher in the three months ended June 30, 2024, in support of the Company’s NDA filing for ALPHA-1062 and general business operating support. Share-based compensation was lower primarily due to fluctuations in the Company stock price and accounting for equity awards that were issued after June 30, 2023. The following table depicts the fluctuation in the general and administrative accounts:

	For the three months ended June 30,		Dollar	Percentage
	2024	2023	Change	Change
General and Administrative Expenses:
Accretion expenses	$21,143	$16,613	$4,530	27%
Amortization expense	19,760	20,594	(834)	(4)
Consulting fees	34,661	2,625	32,036	1,220
Depreciation	237	526	(289)	(55)
Investor relations	47,604	-	47,604	100
Management fees and salaries	427,708	368,081	59,627	16
Marketing	2,250	2,026	224	11
Other general and administrative	118,679	65,496	53,183	81
Professional fees	485,004	195,745	289,259	148
Registrar and filing fees	99,653	20,228	79,425	393
Share-based compensation	193,629	785,558	(591,929)	(75)
Subcontractor	-	4,340	(4,340)	(100)
Travel and related	3,683	-	3,683	100
	$1,454,011	$1,481,832	$(27,821)	(2)%

Comparison of General and Administrative Expenses for the Six Months ended June 30, 2024 and 2023

General and administrative expenses increased by $2,578,572or 109%, from $2,370,241for the six months ended June 30, 2023, to $4,948,813, for the six months ended June 30, 2024, primarily due to the increase in expenses related to consulting fees, management fees and salaries, professional fees, investor relations and registrar and filing fees. Consulting fees during the six months ended June 30, 2024, included $2,273,949 relating to the issuance of 727,914 Common Shares pursuant to the Spartan Consulting Agreement. Management fees and salaries, professional fees, registrar and filing fees, investor relations were primarily higher in the six months ended June 30, 2024, in support of the Company’s NDA filing for ALPHA-1062 and general business operating support. Share-based compensation was lower primarily due to fluctuations in the Company stock price and accounting for equity awards that were issued after June 30, 2023. The following table depicts the fluctuation in the general and administrative accounts:

	For the Six months ended June 30,		Dollar	Percentage
	2024	2023	Change	Change
General and Administrative Expenses:
Accretion expenses	$37,755	$26,187	$11,568	44%
Amortization expense	40,354	41,188	(834)	(2)
Consulting fees	2,343,445	24,085	2,319,360	9,630
Depreciation	474	1,052	(578)	(55)
Investor relations	99,852	4,067	95,785	2,355
Management fees and salaries	785,328	646,694	138,634	21
Marketing	5,251	7,800	(2,549)	(33)
Other general and administrative	180,967	136,671	44,296	32
Professional fees	861,407	488,876	372,531	76
Registrar and filing fees	130,337	32,016	98,321	307
Share-based compensation	453,867	953,613	(499,746)	(52)
Subcontractor	-	7,992	(7,992)	(100)
Travel and related	9,776	-	9,776	100
	$4,948,813	$2,370,241	$2,578,572	109%

Foreign Exchange (Loss) Gain

The foreign exchange (loss) gain amount consists of changes in the value of the Canadian Dollar compared to the U.S. Dollar throughout the year.

The foreign exchange gain (loss) changes by $(11,440), or (63)%, from a loss of $18,302 for the three months ended June 30, 2023, to a loss of $6,682 for the three months ended June 30, 2024. The foreign exchange (loss) gain increased by $31,208, or 21%, from a gain of $9,717 as of June 30, 2023, to a loss of $21,491 as of June 30, 2024, due primarily to the fluctuations in exchange rate between the Canadian Dollar and the U.S. Dollar. This variance is largely due to the Company changing its functional currency from the CAD to the USD on August 31, 2023, therefore having less transactions needing to be denominated in a foreign currency. The change in mix and balance of the Company’s assets and liabilities over the periods also impacted the changes in foreign currency exchange (loss) gain.

Interest Income

Interest income consists of interest earned on the Company’s cash.

Interest income decreased $15, or 1%, from $2,175 for the three months ended June 30, 2023, to $2,160 for the three months ended June 30, 2024. Interest income increased $11,883, or 506%, from $2,347 for the six months ended June 30, 2023, to $14,230 for the six months ended June 30, 2024.

Grant Income

The Company received grant revenue from the Army Medical Research and Material Command on June 5, 2023, for a pre-clinical study on the use of the ALPHA-1062 Intranasal to reduce blast of mTBI induced functional deficit and brain abnormalities. During the three and six months ended June 30, 2024, the Company recorded grant income of $138,561 and $272,340, respectively, from its R&D Grant, no grant income was reported in the comparable 2023 periods.

Interest Expense

Interest expense increased $13,683, or 893%, from $1,533 for the three months ended June 30, 2023, to $15,216 for the three months ended June 30, 2024. Interest expense increased $19,066, or 433%, from $4,408 for the six months ended June 30, 2023, to $23,474 for the six months ended June 30, 2024, following the increase in interest rates on the NLS note which occurred in 2023. Interest expense relates primarily to the interest paid on the NLS promissory note.

Impairment of Intangible Assets

During the three and six months ended June 30, 2024, the Company recorded an impairment of intangible assets of $0 and $39,166, respectively, from the impairment of the ALPHA-0602 license as the Company decided to discontinue development of the ALPHA-602 technology, no impairments were reported in the comparable 2023 periods.

Change in Fair Value of Derivatives

The Company uses the Black-Scholes Option Pricing Model to determine the fair value of stock options, standalone share purchase warrants issued and derivative liability. This model requires the input of subjective assumptions including expected share price volatility, interest rate, and forfeiture rate. Changes in the input assumptions can materially affect the fair value estimate and the Company’s earnings (loss) and equity reserves.

The gain of $187,056 for the three months ended June 30, 2024 for the fair value of the warrant liability was a net change of $258,912, or 360%, compared to a loss of $71,856 for the three months ended June 30, 2023. The loss of $432,933 for the six months ended June 30, 2024 for the fair value of the warrant liability was a net change of $416,275, or 2499%, compared to a loss of $16,658 for the six months ended June 30, 2023. The change was primarily due to the fluctuation in the Company’s stock price as well as the volatility of the financial markets, coupled with the addition of new warrants issued during the first quarter of 2023 which were priced differently that the Company’s functional currency at the time of issuance.

Provision for Loan Losses

The Company recorded a provision for loan losses of $55,000 relating to its loan to Alpha Seven during the six months ended June 30, 2024, following a delay in Alpha Seven’s initial capital raise and therefore potential inability to repay the loan when due.

Currency Translation Adjustment

For the purpose of presenting consolidated financial statements, the assets and liabilities of the Company’s CAD operations were translated to USD at the exchange rate on the reporting date. The income and expenses were translated using average exchange rates. Foreign currency differences that arise on translation for consolidated purposes are recognized in other comprehensive loss on the consolidated statement of operations and comprehensive loss.

For the three months ended June 30, 2024, the currency translation adjustments recorded decreased $27,898, or 100%, from a gain of $27,898 to $nil. The currency translation adjustment was $(8,341) for June 30, 2023, compared to $nil for the six months ended June 30, 2024. The change is due to the Company changing its functional currency from the CAD to the USD on August 31, 2023, resulting in no currency translation adjustment being required after August 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

The Company does not have operating revenue to finance its existing obligations and therefore must continue to rely on external financing to generate capital to maintain its capacity to meet working capital requirements. The Company has relied on debt and equity raises to finance its operating activities since incorporation. The Company expects to continue to rely on debt and the issuance of shares, and possibly other non-dilutive financing options to finance its ongoing operations and plans for commercialization of ZUNVEYL. However, there is a risk that additional financing will not be available on a timely basis or on terms acceptable to the Company.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue the commercialization of ZUNVEYL, following the FDA’s approval in July 2024 and potentially seek to discover and develop additional product candidates, conduct our ongoing and planned clinical trials and preclinical studies, continue our R&D activities, utilize third parties to manufacture ZUNVEYL, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with being a public company.

Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses, and prepaid expenses. The timing and amount of our funding requirements will depend on many factors, including:

●	the initiation, type, number, scope, progress, expansions, results, costs and timing of clinical trials and preclinical studies of ZUNVEYL and any future product candidates we may choose to pursue, including the costs of modification to clinical development plans based on feedback that we may receive from regulatory authorities and any third-party products used as combination agents in our clinical trials;

●	the costs, timing and outcome of regulatory meetings and reviews of ZUNVEYL or any future product candidates, including requirements of regulatory authorities in any additional jurisdictions in which we may seek approval for ZUNVEYL and any future product candidates;

●	the costs of obtaining, maintaining, enforcing and protecting our patents and other intellectual property and proprietary rights;

●	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal control over financial reporting;

●	the costs associated with hiring additional personnel and consultants as our business grows, including additional executive officers and clinical development, regulatory, CMC quality and commercial personnel;

●	the costs and timing of establishing or securing sales and marketing capabilities of any future product candidate approval;

●	our ability to achieve sufficient market acceptance, coverage, and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;

●	our ability and strategic decision to develop future product candidates other than ZUNVEYL, and the timing of such development, if any;

●	patients’ willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;

●	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and

●	costs associated with any products or technologies that we may in-license or acquire.

Based upon our current operating plan, we estimate that our existing cash, cash equivalents and marketable securities as of the date of this filing, will not be sufficient to fund our projected base ongoing operating expenses, the initial costs to prepare for commercialization of ZUNVEYL in AD, planned CMC costs, ongoing operating costs and capital expenditures through at least the next 12 months. We expect to look to raise additional capital to continue to further advance our commercialization plans and ongoing operating costs. However, we have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expected.  The Company is also contemplating raising additional capital by pursuing both dilutive and non-dilutive strategic sources of capital; to fully execute its commercial and operating plans following receipt of the NDA approval for ZUNVEYL from the FDA. Any additional capital would further support our planned costs to begin commercial activities including launching U.S. sales of ZUNVEYL in AD.

We have no other committed sources of capital. Until such time, if ever, we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings, or other capital sources, including current or potential future collaborations, licenses, royalties and other similar arrangements. We do not know what the terms of these future financings will be and whether they will be accpetable to the us or not and, therefore, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments or declaring dividends. If we raise additional funds through collaborations or license agreements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, or even cease operations.

Financing Activities

Recent capital raising activities

During the third quarter of 2022 the Company initiated cost cutting measures to extend its cash runway and reduce ongoing cash burn. The Company streamlined R&D programs and has prioritized spend towards the NDA filing and development of ALPHA-1062 in AD. The Company has reduced headcount and other operating costs related to the ZUNVEYL NDA file and other development costs. The Company has lowered its near-term operating burn until additional capital can be secured. If we are unable to raise adequate funds, we may have to further delay or reduce the scope of or eliminate some or all of our current research and development. Any of these actions could have a material adverse effect on our business, results of operations or financial condition.

During the first quarter of 2023 the Company completed the brokered private placement by issuing 23,747,648 units at a price of CAD$0.255 for total proceeds of $4,506,055 (CAD$6,055,650) with each unit consisting of one Common share and one warrant exercisable at a price of CAD$0.39 per warrant for a term of 5 years from the closing date (“Q1 2023 PP”).

In March 2023, the Company entered into an amendment of the Promissory Note and License Agreement with the NLS promissory note holders to extend the maturity of the $1.2M outstanding promissory note to July 15, 2024, the previous maturity date of the promissory note was December 31, 2022. The parties also agreed to increase the Promissory Note interest rate from 2% annually to a market rate of 5.5% annually. (see Note 6 of the accompanying audited financial statements).

On May 30, 2023, the Company announced a best-efforts private placement offering of up to $6,500,000 of units at the initial pricing of $0.22 per unit (“Q2 2023 PP”). Each unit consists of one common share and one-half of a warrant. Each whole warrant will entitle the holder to purchase an additional common share of the Company at the initial pricing of $0.31 per share for a period of three years from the closing date. The aggregate proceeds may be increased by 30% to accommodate any overallotment. The Company also announced that it entered into an Investment Banking Agreement (“IBA”) with Spartan Securities LLC (“Spartan”) pursuant to which Spartan will act as agent on a best-efforts basis in connection with the Q2 2023 PP. In accordance with the Q2 2023 PP, the Company has agreed to pay Spartan cash commissions of 10% of the gross proceeds, issue Spartan finder’s warrants equal to 10% of the number of the warrants issued to investors, in each case excluding investors on the Company’s president’s list and pay Spartan a non-accountable expense fee equal to 5% of the gross proceeds of the Q2 2023 PP excluding the president’s list.

The Q2 2023 PP capital raising are summarized below for each closing date.

The Following table summarizes the Q2 2023 PP closing activity:

Date Issued	Tranche	# Units Issued at $0.22 per share	Gross Proceeds	# of Warrants issued at $0.31 per Warrant	Cash Commissions Paid(2)	Agent Warrants Issued(1)	Warrant Expiry date
August 31, 2023	Tranche 1	6,114,058	$1,345,093	3,057,025	$180,051	272,083	August 31, 2026
October 16, 2023	Tranche 2	1,596,830	$351,303	798,414	$51,600	78,181	October 16, 2026
November 8, 2023	Tranche 3	4,590,903	$1,009,999	2,295,449	$151,500	229,544	November 8, 2026
December 22, 2023	Tranche 4	9,141,534	$2,011,137	9,141,534	$238,515	722,771	December 22, 2026
January 19, 2024	Tranche 5	16,965,762	$3,732,469	16,965,762	$342,320	1,037,330	January 19, 2027
Totals		38,409,087	$8,450,001	32,258,180	$963,986	2,339,909

(1)	Each warrant is exercisable at $0.31 per warrant.
(2)

On November 8, 2023, the Company also paid a consulting fee of US$160,000 pursuant to the Spartan Consulting Agreement. In January 2024 the Company also paid a consulting fee of US$320,000 and issued 14,558,285 common shares to Spartan pursuant to a consulting agreement. The Company also paid to certain finders aggregate cash commission of US$48,858, being 6% of the gross proceeds raised under the offering from investors introduced to the Company by such finders.

The following table includes our cash flow data for the periods indicated:

Cash Flows

The following table provides information regarding our cash flows for the years ended June 30, 2024, and 2023:

	For the six Months Ended June 30,		Dollar	Percentage
	2024	2023	Change	Change
Consolidated Statement of Cash Flows Data
Cash used in operating activities	$(3,873,814)	$(5,165,453)	$1,291,639	25%
Cash provided by investing activities	$-	$-	$-	-%
Net cash provided by financing activities	$3,573,424	$4,307,869	$(743,445)	(17)%
Share-based compensation	$723,412	$1,202,356	$(478,944)	(40)%

Cash used in operating activities

Cash used in operating activities increased by $1,291,639 to $3,832,469 for the six months ended June 30, 2024, from $5,165,453 for the comparative period. The increase in cash flows from operating activities represents the effect on cash flows from net losses adjusted for items not affecting cash, principally amortization and depreciation, accrued expenditures for government grant, share-based compensation, impairment of intangible assets, provision for loan losses, shares issued for services, and the changes in the value of warrant liability and bonus rights liability, in addition to net changes in non-cash balances related to working capital items.

Cash provided by/(used in) investing activities

There were no investing activities that occurred during the six months ended June 30, 2024, or 2023.

Cash provided by financing activities

Cash provided by financing activities for the six months ended June 30, 2024, decreased by $743,445 compared to the comparative period. During the six months ended June 30, 2024, financing activities primarily consisted of raising proceeds of $3,732,469 from units issued for cash and receiving $290,825 in government grant proceeds offset by $205,917 of related grant expenses. The funds raised under financing activities were offset by share issuance costs of $405,753. During the six months ended June 30, 2023, financing activities primarily consisted of raising proceeds of $4,506,055 from units issued for cash offset by share issuance costs of $208,686.

Contractual Obligations and Other Commitments

In the normal course of business, we enter into agreements with contract service providers to assist in the performance of R&D and clinical and commercial manufacturing activities. We currently have two license agreements, ALPHA-1062 technology and ALPHA-602 technology, which are outlined below. We expect to enter into additional clinical development, contract research, clinical and commercial manufacturing, supplier, and collaborative research agreements in the future, which may require upfront payments and long-term commitments of capital resources.

See “Note 11 – Commitments and Contingencies” of the accompanying financial statements for a discussion of our contractual obligations and long-term commitments.

Contingencies

The Company did not have any contingencies as at June 30, 2024, or the date of this report.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Use of Estimates and Assumptions

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including valuing equity securities in share-based payment arrangements, estimating the fair value of financial instruments recorded as a warrant liability, useful lives of depreciable assets and definite lived intangible assets, and whether impairment charges may apply, and the determination of whether an asset constitutes a business a business combination or asset acquisition. Management bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to forecasted amounts and future events. Actual results could differ materially from these estimates under different assumptions or conditions.

Functional Currency

The functional currency of an entity is the currency of the primary economic environment in which the entity operates. Effective August 31, 2023, the functional currency of the Company was updated to the United States Dollar (“USD” or U.S. Dollar”) as management assessed that the currency of the primary economic environment in which the Company operates changed to USD on that date. The key factor influencing this decision was the change in the Company’s primary funding from Canadian dollars (“CAD”) to USD, whereas the functional currency of its subsidiaries was unchanged and remain in USD. Prior to USD the functional currency of the Company was CAD, and its subsidiaries was USD. Changes to the Company’s functional currency have been accounted for on a prospective basis from August 31, 2023. The determination of functional currency was made in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 830, Foreign Currency Matters.

The Company’s reporting currency is the USD. For the purpose of presenting consolidated financial statements, the assets and liabilities of the Company’s CAD operations are translated to USD at the exchange rate on the reporting date. The income and expenses are translated using average exchange rates. Foreign currency differences that arise on translation for consolidated purposes are recognized in other comprehensive loss on the consolidated statements of operations and comprehensive (loss) income.

Grant Accounting

All funds relating to government grants are being recorded under the gross method of accounting for government grants whereby any income received and associated expenses incurred will be reported as grant income and included in research and development expenses, respectively on the statement of comprehensive loss. When grant proceeds are initially received they are recorded as deferred income and restricted cash. Grant proceeds are then used to pay for study costs and are expensed, the Company will also record a corresponding amount to grant revenue and reduce the balance of the deferred income liability.

On June 5, 2023, the Company was awarded a $750,000 research and development grant from the Army Medical Research and Material Command for a pre-clinical study on the use of the ALPHA-1062IN (Intranasal) to reduce blast mTBI (mild Traumatic Brain Injury) induced functional deficit and brain abnormalities (‘R&D Grant”). The grant funds are to be used on the following project “Assessment of Functional Recovery and Reduced Tauopathy Following ALPHA-1062 Administration in a Repetitive Blast TBI Model in Rodents.” The R&D Grant is issued in collaboration with the Seattle Institute of Biomedical and Clinical Research and endorsed by the Department of Defense. Funds received from the R&D grant are restricted and to be used solely as outlined in the grant. The R&D grant funding will expire for use on September 30, 2028. The award funding is to subsidized the costs for research and development with the following specific Aims:

●	Specific Aim 1: Quantify the ability of ALPHA-1062 to reduce brain-wide tauopathy and pathology in blast-mTBI;

●	Specific Aim 2: Characterize and quantify changes in the inter-cellular associations between disease-associated microglia and cells of the basal forebrain induced by repetitive blast-mTBI and altered by ALPHA-1062 treatment; Specific Aim 3: Determine the efficacy of ALPHA-1062 to improve the adverse cognitive and behavioral outcomes consequent to repetitive blast-mTBI.

Per the R&G Grant budget expenses are expected to include cost to carry out the clinical trials including personnel costs, materials and supplies, animal housing, publications, and travel costs. The Company classifies any cash received from the R&D Grant that has not yet been used to pay ongoing R&D grant expenditures as restricted cash, as the proceeds from the grant are to be designated for the specified grant research.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1 — defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable;

●	Level 3 — inputs that are unobservable.

The Company’s financial instruments consist of cash, restricted cash, prepaid and other current assets, notes receivable, accounts payable and accrued liabilities, warrant liability, promissory note, and other liabilities.

Share Based Compensation

Share-based compensation cost is recorded for all option grants and awards of non-vested stock based on the grant date fair value of the award using the Black-Scholes option-pricing model and is recognized over the service period required for the award. We estimate the fair value of stock option grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Expected Term — The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term.

Expected Volatility — The Company computes stock price volatility over expected terms based on its historical common stock trading prices.

Risk-Free Interest Rate — The Company bases the risk-free interest rate on the implied yield available on U. S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend — The Company has never declared or paid any cash dividends on its common shares and does not plan to pay cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in its valuation models.

Liability-Based Awards

Bonus right awards that include cash settlement features are accounted for as liability-based awards in accordance with ASC 718, Compensation — Stock Compensation. The fair value of the bonus right awards is estimated using a Black-Scholes option-pricing model and is revalued on each reporting date, based on the probability of the expected awards to vest, until settlement. Changes in the estimated fair value of the bonus right awards are recognized within general and administrative expense on the consolidated statement of operations and comprehensive income. Key assumptions in the calculation of the fair value of the bonus right awards include expected volatility, risk-free interest rate, expected life, and fair value per award.

Research and Development Costs

Research and development costs are expensed as incurred unless there is an alternate future use in other research and development projects or otherwise. Research and development costs include salaries and benefits, share-based compensation expense, management fees and salaries, research costs, travel costs and other consulting services. We expect our research and development expenses will increase as we progress our product candidates into later stage clinical trials, add to the number of ongoing clinical trials, advance our discovery research projects into the pre-clinical stage, continue our early-stage research, and prepare for the commercialization of our product candidates. The process of conducting research, identifying potential product candidates, and conducting pre-clinical and clinical trials necessary to obtain regulatory approval and commencing pre-commercialization activities is costly and time intensive. We may never succeed in achieving marketing approval for our product candidates regardless of our costs and efforts. The probability of success of our product candidates may be affected by numerous factors, including pre-clinical data, clinical data, competition, manufacturing capability, our cost of goods to be sold, our ability to receive, and the timing of, regulatory approvals, market conditions, and our ability to successfully commercialize our products if they are approved for marketing. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. Our research and development programs are subject to change from time to time as we evaluate our priorities and available resources.

Going concern

We continue to assess the ability to continue as a going concern, which involves management judgement and analysis of resources and prospects. The Company has reported negative cash flow from operating activities since inception and expects to experience negative operating cash flows for the foreseeable future. The Company has not generated revenues from its operations to date and as at June 30, 2024, had a deficit of $68,766,396 (December 31, 2023 - $61,648,173) which has been primarily financed by equity. The Company had $1,194,183 in cash and restricted cash and $1,571,135 in current liabilities (of which $146,423 is payable from the Company’s available restricted cash balance) as of June 30, 2024. The Company’s continuing operations, as intended, are highly dependent upon its ability to obtain additional funding and generate cash flows. Based upon our current operating plan we estimate that our existing cash, cash equivalents and marketable securities as of the date of this filing would not be sufficient to fund our projected base ongoing operating expenses, the initial costs to prepare for commercialization of ZUNVEYL in AD, planned CMC costs, ongoing operating costs and capital expenditures through at least the next 12 months. We expect to look to raise additional capital to continue to further advance our commercialization plans and ongoing operating costs. However, we have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expected.  The Company is also contemplating raising additional capital by pursuing both dilutive and non-dilutive strategic sources of capital; to fully execute its commercial and operating plans following receipt of the NDA approval for ZUNVEYL from the FDA. Any additional capital would further support our planned costs to begin commercial activities including launching U.S. sales of ZUNVEYL in AD.

The Company has maintained the cost cutting measures it initiated in the third quarter of 2022 to extend its cash runway and reduce ongoing cash burn. The Company focus has been to streamline R&D programs and has prioritized spend towards the NDA filing and development of ALPHA-1062 in AD. The Company reduced headcount and other operating costs to focus spending on the ALPHA-1062 NDA file and other related development costs. The Company expects to continue to operate under the lower operating burn until further additional capital can be secured. If we are unable to raise adequate funds, we may have to further delay or reduce the scope of or eliminate some or all of our operating and commercialization plans and product development. Any of these actions could have a material adverse effect on our business, results of operations or financial condition.

Income taxes

In assessing the probability of realizing income tax assets, management makes estimates related to expectation of future taxable income, applicable tax opportunities, expected timing of reversals of existing temporary differences and the likelihood that tax positions taken will be sustained upon examination by applicable tax authorities. In making its assessments, management gives additional weight to positive and negative evidence that can be objectively verified.

Impairment of intangible assets

The application of the Company’s accounting policy for intangible assets requires judgment in determining whether it is likely that future economic benefits will flow to the Company and whether any impairment indicators exist, which may be based on assumptions about future events or circumstances. Estimates and assumptions may change if new information becomes available. If, after expenditures are capitalized, information becomes available suggesting that the recovery of expenditures is unlikely, the amount capitalized is written off in profit or loss in the period the new information becomes available.

Useful lives of intangible assets

Amortization is recorded on a straight-line basis based upon management’s estimate of the useful life and residual value. The estimates are reviewed at least annually and are updated if expectations change as a result of technical obsolescence or legal and other limits to use.

Valuation of debt modification

The Company calculated the debt modification using the net present value of cash flows approach. This approach requires the input of subjective assumptions including the Company’s borrowing rate. Changes in the input assumptions can materially affect the fair value estimate and the Company’s earnings (loss).

Recent Accounting Pronouncements Not Yet Adopted

In August 2020, FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for the Company for the fiscal year beginning after December 15, 2023. There was no material impact of this new guidance on the accompanying unaudited condensed interim consolidated financial statements.

Emerging Growth Company Status and Smaller Reporting Company Status

We are an emerging growth company, as defined in the JOBS Act. The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we can adopt the new or revised standard at the time private companies adopt the new or revised standard and may do so until such time that we either (i) irrevocably elect to opt out of such extended transition period or (ii) no longer qualify as an emerging growth company. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies. We will continue to remain an emerging growth company until the earliest of the following: (1) the last day of the fiscal year following the fifth anniversary of the date of the effectiveness of the Registration Statement on Form S-1 of which this prospectus form a part; (2) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the six months ended June 30, 2024, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not currently a party to any material legal proceedings. However, from time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors set forth under the heading “Risk Factors” in our Registration Statement on Form S-1, as filed with the SEC on July 30, 2024, which risk factors are incorporated herein by reference. The risks described in our Registration Statement on Form S-1 and as otherwise herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, and/or future results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2024, the Company has the following unregistered sales of equity securities:

●	On April 8, 2024, 2024, the Company issued 250,000 common shares upon the exercise of 250,000 warrants at a price of $0.40 per common share for total proceeds of $100,000. On April 30, 2024, 2024, the Company issued 50,000 common shares upon the exercise of 50,000 warrants at a price of $0.40 per common share for total proceeds of $20,000. On May 31, 2024, 2024, the Company issued 100,000 common shares upon the exercise of 100,000 warrants at a price of $0.40 per common share for total proceeds of $40,000. The common shares were issued to the warrant holder upon cash payment of the warrant exercise price. The common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(b) of Regulation D thereunder based, in part, on the representations of the warrant holder.

●	On June 26, 2024, 2024, the Company issued 180,000 common shares for the exercise of 180,000 legacy performance options at a price of $0.01 per share for total proceeds of $1,800. The common shares were issued upon cash payment of the option exercise price. The common shares were issued pursuant to Section 4(a)(2) of the Securities based, in part, on the representations of the holder of the performance options.

During the three months ended June 30, 2024, the Company did not repurchase any of its equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) During the quarter ended June 30, 2024, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Notice of Articles, previously filed as Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on June 14, 2024 and incorporated herein by reference (File No. 333-280196)
3.02	Articles, previously filed as Exhibit 3.2 to the Company’s Form S-1 filed with the SEC on June 14, 2024 and incorporated herein by reference (File No. 333-280196)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith
(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2024 and 2023, (ii) Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA COGNITION INC. (Registrant)

Dated: August 12, 2024	By:	/s/ Michael McFadden
Michael McFadden,
Chief Executive Officer