Form 10-Q
period 2024-09-30
Alpha Cognition Inc.
filed 2024-11-14
CIK 1655923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-42403

Alpha Cognition Inc.

(Exact Name of Registrant as Specified in its Charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 - 750 West Pender Street
Vancouver, British Columbia	V6C
(Address of Principal Executive Offices)	(Zip Code)

(604) 564-9244

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Shares, no par value	ACOG	The Nasdaq Stock Market LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 15,531,282 common shares, without par value, outstanding as of November 14, 2024.

ALPHA COGNITION INC.

FORM 10-Q

For the Quarter Ended September 30, 2024

i

ALPHA COGNITION INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALPHA COGNITION INC.

UNAUDITED CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2024	2023

ASSETS

Current assets
Cash and cash equivalents	$3,666,389	$1,404,160
Restricted cash	107,010	90,413
Prepaid expenses and other current assets	740,933	366,316
Related party note receivable, net	-	57,550
Total current assets	4,514,332	1,918,439
Other assets	80,000	-
Equipment, net	1,011	1,721
Intangible assets, net	432,729	532,010
Total assets	$5,028,072	$2,452,170

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$1,743,596	$1,394,117
Current portion of promissory note - related party	1,211,463	1,211,463
Deferred income	50,777	10,413
Total current liabilities	3,005,836	2,615,993
Convertible debentures, net	1,002,874	-
Conversion feature liability	1,415,265	-
Warrant liabilities	2,449,478	4,455,747
Other long-term liabilities	74,250	84,125

Total liabilities	7,947,703	7,155,865

Stockholders’ deficiency
Common shares, no par value, unlimited shares authorized, 6,034,216 and 4,728,355 shares issued and outstanding as of September 30, 2024, and December 31, 2023	49,149,464	39,760,287
Class B preferred shares, no par value, unlimited shares authorized, 316,655 shares issued and outstanding as of September 30, 2024, and December 31, 2023	62	62
Additional paid-in capital	18,661,446	17,288,430
Accumulated other comprehensive loss	(104,301)	(104,301)
Accumulated deficit	(70,626,302)	(61,648,173)
Total stockholders’ deficiency	(2,919,631)	(4,703,695)
Total liabilities and stockholders’ deficiency	$5,028,072	$2,452,170

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Operating expenses
Research and development	$996,029	$1,429,716	$2,879,945	$3,773,880
General and administrative expenses	1,491,755	1,336,197	6,440,568	3,744,162
Total operating expenses	2,487,784	2,765,913	9,320,513	7,518,042

Net operating loss	(2,487,784)	(2,765,913)	(9320,513)	(7,518,042)

Other income (expenses)
Foreign exchange (loss) gain	(8,217)	(13,301)	(29,708)	(3,584)
Interest income	1,916	2,712	16,146	5,059
Grant income	61,122	32,757	333,462	32,757
Interest expense	(18,679)	(9,607)	(42,153)	(14,017)
Impairment of intangible assets	-	-	(39,166)	-
Change in fair value of conversion feature liability	174,930	-	174,930	-
Change in fair value of warrant liabilities	416,806	(515,771)	(16,127)	(532,429)
Provision for loan losses	-	-	(55,000)	-
Total other income (expenses)	627,878	(503,210)	342,384	(512,214)

Net loss	(1,859,906)	(3,269,123)	(8,978,129)	(8,030,256)
Other comprehensive loss (income)
Currency translation adjustment	-	(11,232)	-	(19,573)
Comprehensive loss	$(1,859,906)	$(3,280,355)	$(8,978,129)	$(8,049,829)

Net loss per share, basic and diluted	$(0.31)	$(0.84)	$(1.51)	$(2.23)

Weighted-average shares used to compute net loss per share, basic and diluted	6,030,259	3,880,433	5,928,460	3,599,266

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2024 and 2023

For the three months ended September 30, 2024

								Accumulated
			Class A				Additional	Other
	Common Shares		Restricted Shares		Preferred Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, June 30, 2024	6,020,216	$49,009,464	-	$-	316,655	$62	$18,467,705	$(104,301)	$(68,766,396)	$(1,393,466)
Warrants exercised	14,000	140,000	-	-	-	-	-	-	-	140,000
Share-based compensation	-	-	-	-	-	-	193,741	-	-	193,741
Net loss	-	-	-	-	-	-	-	-	(1,859,906)	(1,859,906)
Balance, September 30, 2024	6,034,216	$49,149,464	-	$-	316,655	$62	$18,661,446	$(104,301)	$(70,626,302)	$(2,919,631)

For the three months ended September 30, 2023

								Accumulated
			Class A				Additional	Other
	Common Shares		Restricted Shares		Preferred Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, June 30, 2023	3,518,025	$33,817,610	280,000	$3,103,620	316,655	$62	$14,944,336	$(93,069)	$(52,351,985)	$(579,426)
Units issued for cash	244,562	1,345,093	-	-	-	-	-	-	-	1,345,093
Share issuance costs	-	(230,342)	-	-	-	-	44,292	-	-	(186,050)
Conversion of restricted shares to common shares	280,000	3,103,620	(280,000)	(3,103,620)	-	-	-	-	-	-
Expired share options	-	-	-	-	-	-	(111,987)		111,987	-
Effect on change in functional currency	-	(4,541,545)	-	-	-	-	351,969	-	-	(4,189,576)
Share-based compensation	-	-	-	-	-	-	697,073	-	-	697,073
Foreign exchange on translation	-	-	-	-	-	-	-	(11,232)	-	(11,232)
Net loss	-	-	-	-	-	-	-	-	(3,269,123)	(3,269,123)
Balance, September 30, 2023	4,042,587	$33,494,436	-	$-	316,655	$62	$15,925,683	$(104,301)	$(55,509,121)	$(6,193,241)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(UNAUDITED)

For the Three and Nine Months Ended September 30, 2024 and 2023

For the nine months ended September 30, 2024

								Accumulated
			Class A				Additional	Other
	Common Shares		Restricted Shares		Preferred Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, December 31, 2023	4,728,355	$39,760,287	-	$-	316,655	$62	$17,288,430	$(104,301)	$(61,648,173)	$(4,703,695)
Units issued for cash	678,630	3,732,469	-	-	-	-	-	-	-	3,732,469
Shares issued for services	413,445	2,273,949	-	-	-	-	-	-	-	2,273,949
Share issuance costs	168,886	(987,998)	-	-	-	-	582,245	-	-	(405,753)
Options exercised	14,900	128,182	-	-	-	-	(126,382)	-	-	1,800
Warrants exercised	30,000	300,000	-	-	-	-	-	-	-	300,000
Share-based compensation	-	-	-	-	-	-	917,153	-	-	917,153
Reallocation of derivative liability on re-pricing of warrants from CAD to USD exercise price	-	3,942,575	-	-	-	-	-	-	-	3,942,575
Net loss	-	-	-	-	-	-	-	-	(8,978,129)	(8,978,129)
Balance, September 30, 2024	6,034,216	$49,149,464	-	$-	316,655	$62	$18,661,446	$(104,301)	$(70,626,302)	$(2,919,631)

For the nine months ended September 30, 2023

								Accumulated
			Class A				Additional	Other
	Common Shares		Restricted Shares		Preferred Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, December 31, 2022	2,440,936	$27,956,155	280,000	$3,103,620	316,655	$62	$15,589,229	$(84,728)	$(47,884,515)	$(1,320,177)
Units issued for cash	1,194,468	5,851,148	-	-	-	-	-	-	-	5,851,148
Share issuance costs	85,183	(512,046)	-	-	-	-	117,310	-	-	(394,736)
Conversion of restricted shares to common shares	280,000	3,103,620	(280,000)	(3,103,620)	-	-	-	-	-	-
Options exercised	42,000	687,132	-	-	-	-	(676,632)	-	-	10,500
Expired share options	-	-	-	-	-	-	(405,650)		405,650	-
Expired warrants	-	949,972	-	-	-	-	(949,972)	-	-	-
Share-based compensation	-	-	-	-	-	-	1,899,429	-	-	1,899,429
Effect on change in functional currency	-	(4,541,545)	-	-	-	-	351,969	-	-	(4,189,576)
Foreign exchange on translation	-	-	-	-	-	-	-	(19,573)	-	(19,573)
Net loss	-	-	-	-	-	-	-	-	(8,030,256)	(8,030,256)
Balance, September 30, 2023	4,042,587	$33,494,436	-	$-	316,655	$62	$15,925,683	$(104,301)	$(55,509,121)	$(6,193,241)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
	2024	2023

Cash flows used in operating activities
Net loss	$(8,978,129)	$(8,030,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,825	63,359
Accretion of discount on convertible debentures	64,101	-
Accrued expenditures for government grant	23,767	-
Accrued interest	-	5,476
Accrue interest expense, convertible debentures	8,716	-
Accrued interest income, related party	2,550	(886)
Change in fair value of conversion feature liability	(174,930)	-
Change in fair value of warrant liabilities	16,127	532,429
Change in fair value of bonus rights liability	(9,875)	5,246
Debt issuance costs	354,791	-
Provision for loan losses	55,000	-
Impairment of intangible assets	39,166	-
Share-based compensation	917,153	1,899,429
Shares issued for services	2,273,949	-
Changes in non-cash operating working capital items:
Prepaid expenses and other current assets	(454,617)	68,761
Accounts payable and accrued liabilities	349,478	(1,312,729)
Net cash used in operating activities	(5,451,927)	(6,769,171)

Cash flows provided by (used in) investing activities	-	-
Net cash provided by (used in) investing activities	-	-

Cash flows provided by financing activities
Units issued for cash	3,732,469	5,851,148
Exercise of options	1,800	10,500
Exercise of warrants	300,000	-
Proceeds received from restricted government grant	373,825	201,500
Amounts paid from restricted government grant funds	(357,228)	-
Issuance of related party note	-	(55,000)
Proceeds from issuance of convertible debentures	4,545,000	-
Debt issuance costs	(459,360)	-
Share issuance costs	(405,753)	(394,736)
Net cash provided by financing activities	7,730,753	5,613,412
Effect of foreign exchange on cash	-	(19,573)
Change in cash and cash equivalents during the period	2,278,826	(1,175,332)
Cash and cash equivalents, beginning of period	1,494,573	2,083,696
Cash and cash equivalents, end of period	$3,773,399	$908,364

Cash and cash equivalents consists of:
Demand deposits	$3,666,389	$706,864
Restricted cash	107,010	201,500
	$3,773,399	$908,364

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
	2024	2023

Supplemental Disclosure
Cash paid for interest	$37,754	$53,991

Supplemental non-cash disclosures
Reallocation of fair value of share options upon exercise	$126,382	$676,632
Reclassification of derivative liability for warrants priced with USD per change in functional currency	$-	$351,969
Reclassification of derivative liability for warrants priced with CAD per change in functional currency	$-	$4,541,545
Reclassification of derivative liability for warrants re-priced from CAD to USD exercise price	$3,942,575	$-
Common shares issued for share issuance costs	$928,874	$-
Warrants issued for share issuance costs	$582,245	$117,310
Common shares issued for services	$2,273,949	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

Alpha Cognition Inc. (“ACI” or the “Company”) is a commercial stage, biopharmaceutical company dedicated to developing treatments for patients suffering from neurodegenerative diseases, such as Alzheimer’s Disease and Cognitive Impairment with Traumatic Brain Injury (“TBI”), for which there are limited or no treatment options. The registered and records office of the Company is 1200 – 750 West Pender Street, Vancouver, BC, V6C 2T8. .. As of November 12, 2024, the Company’s common shares commenced trading on the NASDAQ stock exchange under the symbol “ACOG”. As of May 1, 2023, the Company’s common shares commenced trading on the Canadian Securities Exchange (“CSE”) under the symbol “ACOG”, previously the Company’s shares were traded on the TSX Venture Exchange (“TSX-V”) until April 28, 2023, when the Company had them delisted. The Company’s shares also traded on the Over-The-Counter Markets (“OTC”) under the trading symbol “ACOGF” until they were listed on the NASDAQ.

On July 29, 2024, the Company was granted approval by the U.S. Food and Drug Administration (FDA) for the commercialization of ZUNVEYL, previously known as ALPHA-1062, for the treatment of mild-to-moderate Alzheimer’s disease.

On November 5, 2024, the Company completed a reverse stock split on the ratio of one share issued for every previously issued and outstanding twenty-five shares. All current and comparative references to the number and price per share for common shares, preferred shares, options, warrants, ACI Canada legacy performance options and weighted average number of shares, loss per share, have been restated to give effect to this reverse stock split.

On November 13, 2024, the Company completed a public offering of Common Shares by issuing 8,695,653 Common Shares at a public offering price of $5.75 per share for gross proceeds of $50,000,005. In connection with the US public offering, the Company’s Common Shares began trading on the NASDAQ on November 12, 2024.

Going Concern

These unaudited condensed interim consolidated financial statements have been prepared with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. The Company has not generated revenues from its operations to date and as of September 30, 2024, had working capital of $1,508,496 and an accumulated deficit of $70,626,302 which has been primarily financed by equity. The Company’s continuing operations, as intended, are dependent upon its ability to generate cash flows or obtain additional financing. Upon closing the Company’s $50 million financing on November 13, 2024, management is of the opinion that it does have sufficient working capital to meet the Company’s liabilities and commitments as they become due for the 12 months from the date these financial statements. Management intends to finance operating costs over the next twelve months with cash on hand.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules of the Securities and Exchange Commission (the “SEC”). The unaudited condensed interim consolidated financial statements as of September 30, 2024, have been derived from the Company’s audited consolidated financial statements for the fiscal year December 31, 2023 (“2023 Consolidated Financial Statements”). It is recommended that the unaudited condensed interim consolidated financial statements be read in conjunction with the 2023 Consolidated Financial Statements.

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

Concentrations of Credit Risk – The Company’s financial instruments subject to concentrations of credit risk consists primarily of cash and cash equivalents. Cash is deposited with financial institutions with high credit quality which are typically in excess of insured limits. Additionally, as of September 30, 2024, the Company had $231,887 (December 31, 2023 - $475,567) in cash held at its payment processing company in a demand account to be used to pay accounts payable. During the nine months ending September 30, 2024, and 2023, the Company did not experience any loss related to these concentrations.

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

Intangible Assets – The Company accounts for intangible assets in accordance with FASB ASC 350, Intangibles – Goodwill and Other. The Company’s intangible assets consist of exclusive licenses that allow the Company to further develop and exploit the ALPHA-1062 and ALPHA-0602 Technology, as defined in Note 11. The licenses are carried at cost and amortized on a straight-line basis over their estimated useful life of 15 years. During the nine months ended September 30, 2024, the Company impaired the ALPHA-0602 licenses in the amount of $39,166 on the unaudited condensed interim consolidated statements of operations and comprehensive loss.

Leases – The Company accounts for leases using FASB ASC 842, Leases. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a lease term of 12 months or less. The lease payments associated with these leases are charged directly to the consolidated statement of operations on a straight-line basis over the lease term. The Company had no leases outstanding during the nine months ended September 30, 2024, or the year ended December 31, 2023.

Impairment of Long-Lived and Non-Financial Assets – The Company reviews long-lived assets, primarily comprised of equipment and definite life intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset and whether any impairment indicators exist. The Company recorded an impairment of intangible assets of $39,166 and $nil for the nine months ending September 30, 2024, and 2023, respectively.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than a 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. To date, there have been no interest or penalties recorded in relation to unrecognized tax benefits.

Research and Development Costs – The Company expenses all research and development costs incurred in accordance with the Accounting Standard Codifications as promulgated by FASB ASC 730, Research and Development.

Advertising and Marketing Costs – The Company expenses advertising and marketing costs when incurred. During the nine months ending September 30, 2024, and 2023, the Company incurred advertising and marketing expenses of $11,874 and $16,099, respectively, which is included in general and administrative expenses in the unaudited condensed interim consolidated statements of operations and comprehensive loss.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Share – Basic loss per share is computed by dividing net loss available to ordinary stockholders by the weighted-average number of common shares outstanding during the reporting period. If applicable, diluted income per share is computed similar to basic income per share except that the weighted average shares outstanding are increased to include potential common shares for the assumed conversion of convertible debentures and the exercise of share options and warrants, if dilutive. The number of potential common shares is calculated by assuming outstanding share options and warrants were exercised and that the proceeds from such exercises were used to acquire common shares at the average market price during the reporting periods. For the periods presented, this calculation proved to be anti-dilutive.

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

Segment Reporting – The Company currently operates in researching and developing pharmaceutical treatments for neurological diseases industry. Based on the guidance of ASC 280, Segment Reporting, the Company has one operating segment. For the nine months ending September 30, 2024, and 2023, the Company operated in two geographical areas; the United States and Canada.

Convertible Debentures and Conversion Feature Liability – The Company’s debt instruments contain a host liability and an embedded conversion feature. The Company uses the guidance under FASB ASC Topic 815 Derivatives and Hedging (“ASC 815”) to determine if the embedded conversion feature must be bifurcated and separately accounted for as a derivative under ASC 815. It also determines whether any embedded conversion features requiring bifurcation qualify for any scope exceptions contained within ASC 815. Generally, contracts issued or held by a reporting entity that are both (i) indexed to its own shares, and (ii) classified in stockholders’ equity, would not be considered a derivative for the purposes of applying ASC 815. Any embedded conversion features that do not meet the scope exception noted above are classified as derivative liabilities, initially measured at fair value, and remeasured at fair value each reporting period with change in fair value recognized in the unaudited condensed interim consolidated statements of operations and comprehensive loss. Any embedded conversion features that meet the scope exception under ASC 815 are initially recorded at their relative fair value in paid-in-capital and are not remeasured at fair value in future periods.

Any embedded conversion features that do not meet the scope exception under ASC 815 are initially recorded at their fair value and the residual amount of the proceeds received is allocated to the convertible debentures. The host debt instrument is accounted for in accordance with guidance applicable to non-convertible debt under FASB ASC Topic 470 Debt (“ASC 470”) and is accreted to its face value over the term of the debt with accretion expense and periodic interest expense recorded in the consolidated statements of operations and comprehensive loss.

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

The Company’s financial instruments consist of cash, restricted cash, related party note receivable, accounts payable, convertible debentures, conversion feature liability, warrant liabilities, other liabilities, and promissory note. The fair values of accounts payable, convertible debentures and promissory note approximate their carrying values either due to their current nature or current market rates for similar instruments.

Cash is measured at fair value on a recurring basis using level 1 inputs. Other liabilities consisting of the bonus rights liability, conversion feature liability and warrant liabilities are measured at fair value on a recurring basis using level 3 inputs. As of September 30, 2024, and December 31, 2023, the fair value of the bonus rights liability was $74,250 and $84,125, respectively. As of September 30, 2024 and December 31, 2023, the fair value of the conversion feature liability was $1,002,874 and $nil, respectively. As of September 30, 2024, and December 31, 2023, the fair value of the warrant liabilities was $2,449,478 and $4,455,747, respectively.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Interest Rate Risk – Interest rate risk is the risk the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Financial assets and liabilities with variable interest rates expose the Company to interest rate cash flow risk. The Company does not hold any financial liabilities with variable interest rates. Financial assets and liabilities with fixed interest rates expose the Company to interest rate price risk. As of September 30, 2024, and December 31, 2023, the promissory note bears interest of 7.0% per annum and the convertible debentures bears interest of 10.0% per annum, both of which are subject to interest rate price risk. The Company maintains bank accounts which earn interest at variable rates, but it does not believe it is currently subject to any significant interest rate risk.

Currency Risk – Foreign currency exchange rate risk is the risk that the fair value or future cash flows will fluctuate as a result of changes in foreign exchange rates. The Company’s operations are carried out in Canada and the United States. As of September 30, 2024, and December 31, 2023, the Company had net monetary liabilities of approximately $31,000 and $36,000, respectively, denominated in Canadian dollars.

These factors expose the Company to foreign currency exchange rate risk, which could have an adverse effect on the profitability of the Company. A 10% change in the exchange rate with the Canadian dollar would change net loss and comprehensive loss by approximately $2,200. At this time, the Company currently does not have plans to enter into foreign currency future contracts to mitigate this risk; however, it may do so in the future.

Grant Accounting – All funds relating to government grants are being recorded under the gross method of accounting for government grants whereby any income received and associated expenses incurred will be reported as grant income and included in research and development expenses, respectively on the statement of operations and comprehensive loss. When grant proceeds are initially received, they are recorded as deferred income and restricted cash. Grant proceeds used to pay for study costs and are expensed as incurred, with a corresponding amount of grant revenue recorded along with a reduction of the balance of the deferred income liability. The Company classifies the balance of cash received from grants as restricted cash when the proceeds from the grant have been designated for use in specified research. During the six months ending September 30, 2024 and 2023, the Company recorded grant income of $333,462 and $32,757, from its R&D Grant (defined in Note 3) in the unaudited condensed interim consolidated statements of operations and comprehensive loss.

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

NOTE 3 – R&D GRANT (continued)

As of September 30, 2024, the Company has received $575,325 (December 31, 2023 - $201,500) for the R&D Grant and has restricted cash of $107,010 (December 31, 2023 - $90,413). As of September 30, 2024, the Company has deferred income of $50,777 (December 31, 2023 - $10,413) and recognized $333,462 of grant income on the unaudited condensed interim consolidated statement of comprehensive loss during the nine months ended September 30, 2024 (nine months ended September 30, 2023 - $32,757). Additionally, during the nine months ended September 30, 2024, the Company has incurred $333,462 (nine months ended September 30, 2023 - $32,757) in expenses relating to the R&D Grant. The grant funds are to be used on the following project “Assessment of Functional Recovery and Reduced Tauopathy Following ALPHA-1062 Administration in a Repetitive Blast TBI Model in Rodents.” The R&D Grant is issued in collaboration with the Seattle Institute of Biomedical and Clinical Research and endorsed by the Department of Defense. Funds received from the R&D grant are restricted and to be used solely as outlined in the grant. The R&D grant funding will expire for use on September 30, 2028. The award funding is to subsidize the costs for research and development with the following specific aims:

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

NOTE 4 – RELATED PARTY NOTE RECEIVABLE

On July 7, 2023, the Company entered into a loan agreement with Alpha Seven Therapeutics, Inc., (“Alpha Seven”) a related party through a common director and officers of the Company, to advance an amount up to $150,000. The unsecured outstanding balance carries an interest rate of 12% per annum, a term of 12 months, no payments are due until maturity. As of September 30, 2024, and December 31, 2023, the Company had advanced $55,000 and accrued interest of $4,195 and $2,550, respectively.

As of September 30, 2024, management determined the credit risk of the loan to Alpha Seven had increased significantly since initial recognition and the Company recorded a provision for credit losses for the outstanding principal balance of $55,000 and reversed the accrued interest of $4,195 in the unaudited condensed interim consolidated statement of operations and comprehensive loss.

	Principal	Interest
Balance as of December 31, 2022	$-	$-
Loans advanced	55,000	-
Interest accrued	-	2,550
Balance as of December 31, 2023	$55,000	$2,550
Interest accrued	-	1,645
Provision for credit losses	(55,000)	-
Reversal of accrued interest	-	(4,195)
Balance as of September 30, 2024	$-	$-

NOTE 5 – BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2024	2023
Other receivables	$24,795	$100,036
Prepaid expenses	710,340	206,377
Prepaid legal expenses	5,798	59,903
Prepaid expenses and other assets	$740,933	$366,316

Other assets

Other assets include the long-term prepaid portion of $80,000 relating to the Spartan Consulting Agreement (defined in Note 12).

Equipment

Equipment consisted of the following:

	September 30,	December 31,
	2024	2023
Equipment	$12,370	$12,370
Less: accumulated depreciation	(11,359)	(10,649)
Equipment, net	$1,011	$1,721

Depreciation expense for the three months ended September 30, 2024 and 2023 was $236 and $525, respectively. Depreciation expense for the nine months ended September 30, 2024, and 2023 was $710 and $1,577, respectively.

Accounts payable and accrued liabilities

	September 30,	December 31,
	2024	2023
Accounts payable	$790,310	$475,553
Other accrued liabilities	274,955	127,284
Accrued payroll and bonuses	678,331	791,280
Accounts payable and accrued liabilities	$1,743,596	$1,394,117

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

September 30, 2024	Gross Amount	Accumulated Amortization	Net Balance	Weighted Average Remaining Useful Life
Licenses	$1,185,633	$752,9043	$432,729	5.42

December 31, 2023	Gross Amount	Accumulated Amortization	Net Balance	Weighted Average Remaining Useful Life
Licenses	$1,235,633	$703,623	$532,010	6.61

Amortization expense for the three months ended September 30, 2024 and 2023, was $19,761 and 20,594, respectively. Amortization expense for the nine months ended September 30, 2024, and 2023, was $60,115 and $61,782, respectively. During the nine months ended September 30, 2024, and 2023, the Company reported an impairment of intangible assets of $39,166 and $nil, respectively, from the impairment of one license.

The following table outlines the estimated future annual amortization expense related to intangible assets as of September 30, 2024:

Year Ending December 31,
2024	$19,761
2025	79,042
2026	79,042
2027	79,042
2028	79,042
Thereafter	96,800
Total	$432,729

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

As of September 30, 2024, and December 31, 2023, the principal balance outstanding on the promissory note was $1,211,463. During the nine months ended September 30, 2024, and 2023, the Company recorded interest expense and amortization of the premium, included in accretion expense, of $59,129 and $42,982, respectively.

Effective April 1, 2024, the Company and NLS agreed to another amendment to the promissory note pursuant to which the interest rate was increased from 5.5% to 7% and the maturity date was extended from July 15, 2024, to July 15, 2025. Additionally, $300,000 will be due on December 31, 2024, with the remaining principal balance due at maturity with certain events triggering the balance to be repayable on demand.  Such events include (1) being in breach of the Memogain License Agreements (Note 11); (2) failure to make payments when due; (3) entering into a technology license or merger and acquisition transaction having a value in excess of USD $40,000,000; and (4) completing a financing, excluding any initial NASDAQ uplisting, having a value in excess of USD $40,000,000 (see Note 17 (b)). The Company evaluated the amended agreement under ASC 470 and determined that the amendment should be accounted for as a debt modification prospectively. The Company accounted for this transaction as a debt modification and did not record any gain or loss relating to the modification. The debt modification did not meet the greater than ten percent test and was deemed not substantial.

NOTE 8 – CONVERTIBLE DEBENTURES AND CONVERSION FEATURE LIABILITY

The following table summarizes the activity for the convertible debentures and conversion feature liability as of September 30, 2024:

	Convertible Debentures	Conversion Feature Liability	Warrant Liabilities	Total
	$	$	$	$
Balance, December 31, 2023	-	-		-
Proceeds	4,545,000	-	-	4,545,000
Allocation of proceeds to conversion feature liability	(1,590,195)	1,590,195	-	-
Allocation of proceeds to warranty liabilities	(1,920,179)	-	1,920,179	-
Accretion	64,101	-	-	64,101
Accrued interest	8,716	-	-	8,716
Debt issuance costs	(104,569)	-	-	(104,569)
Revaluation of conversion feature liability	-	(174,930)	-	(174,930)
Revaluation of warrant liabilities	-	-	(124,155)	(124,155)
Balance, September 30, 2024	1,002,874	1,415,265	1,796,024	4,214,163

On September 24, 2024, the Company entered into Securities Purchase Agreements (“SPAs”) with various third party lenders for the issuance of convertible debentures (“Debentures”) and warrants to purchase 430,805 common shares of the Company at an exercise price of $10.55 per share until September 24, 2029 (“Debenture Warrants”) for $4,545,000.

The Debentures bear interest at 10% per annum, computed on the basis of a 360-day year and twelve 30-day months, and are due and payable with accrued interest thereon on September 24, 2026 (“Maturity Date”). At any time prior to the Maturity Date, the holder has the option to convert their Debenture and any accrued interest into common shares of the Company at a price of $10.55 (“Conversion Price”). Should the Company complete a Qualified Offering, being an offering of the Company’s securities for at least $10 million in aggregate gross proceeds in coordination with the simultaneous uplisting of the Company’s common shares onto a United States national securities exchange, the Debentures will automatically convert into the securities, including warrants, on the same terms as are applicable in the Qualified Offering at the lower of (i) the Conversion Price or (ii) the per security offering price in the Qualified Offering. If prior to the Maturity Date or the completion of a Qualified Offering, the last trading price of the Company’s common shares exceed 250% of the Conversion Price for 10 consecutive trading days, the Debentures and accrued interest will automatically convert into common shares of the Company at the Conversion Price.

Upon closing of a Qualified Offering, each Debenture Warrant holder will receive an additional 50% of warrants with identical terms as the Debenture Warrants. The exercise price of the Debenture Warrants are subject to adjustment upon the completion of a Qualified Offering to the lower of (i) the existing Debenture Warrant exercise price, (ii) the exercise price of any common share purchase warrants issued in the Qualified Offering, or (iii) if no common share purchase warrants are issued in the Qualified Offering, the closing price of the common shares on the Canadian Securities Exchange (as converted into U.S. dollars) immediately prior to the pricing news release of the Qualified Offering.

The holders of the Debenture Warrants may elect, if the Company does not have an effective registration statement registering or the prospectus contained therein is not available for the issuance of the Debenture Warrant shares to the holder, in lieu of exercising the Debenture Warrants for cash, a cashless exercise option to receive common shares equal to the fair value of the Debenture Warrants. The fair value is determined by multiplying the number of Debenture Warrants to be exercised by, the option of the Debenture Holder, (i) the previous day’s volume weighted average price (“VWAP”) of the common shares of the Company, (ii) the bid price of the common shares of the Company as of the time of the execution of the exercise notice, or (iii) the closing price of the common shares on the date of the exercise notice (“Elected Exercise Price”) less the exercise price with the difference divided by the Elected Exercise Price. On October 16, 2024, the Company’s registration statement restricting the Debenture Warrant holders ability to elect to cashless exercise their Debenture Warrants became effective.

If a Qualified Offering occurs or Debenture Warrant holder elects to exercise on a cashless basis, there will be variability in the number of shares issued per Debenture Warrant.

Each SPA also grants each lender a participation right up to September 24, 2025 whereby each lender will have the right to participate in up to 25% of any subsequent offering of the Company based on such lender’s pro rata portion of the SPAs.

The Company has determined that the conversion features meet the definition of a derivative in accordance with ASC 815 – Derivatives and hedging, and as a result has bifurcated the conversion features from the contract. As a result, the Company recorded the embedded derivative as a conversion feature liability on its consolidated balance sheets with a corresponding debt discount which is netted against the principal amount of the Debentures. The Company accretes the debt discount associated with the conversion feature liability to accretion expense over the term of the Debentures using the effective interest rate method. The conversion feature liability is initially measured at fair value and re-measured at the end of each reporting period with any changes in fair value reported on the consolidated statement of operations and comprehensive loss.

The Company incurred transaction costs of $459,360 in connection with the SPAs, of which $104,569 was allocated to the debt component of the Debentures and is being amortized over the term of the Debentures and $354,791 was expensed as general and administrative expenses.

NOTE 8 – CONVERTIBLE DEBENTURES AND CONVERSION FEATURE LIABILITY (continued)

The initial fair value of the conversion feature liability for the SPAs was determined to be $1,590,195 using the Black- Scholes Option Pricing model with the following assumptions:

Risk-free interest rate	3.49-4.78%
Dividend yield	–
Expected life	0.14 – 2.0 years
Volatility	79 – 91%
Probability of automatic conversion under qualified offering	70%
Probability of automatic conversion under accelerated offering	15%
Probability of voluntary conversion	15%

As of September 30, 2024, the fair value of the conversion feature liability for the SPAs was determined to be $1,415,265 using the Black-Scholes Option Pricing model with the following assumptions:

Risk-free interest rate	3.66 – 4.93%
Dividend yield	–
Expected life	0.13 – 1.98 years
Volatility	72-90%
Probability of automatic conversion under qualified offering	70%
Probability of automatic conversion under accelerated offering	15%
Probability of voluntary conversion	15%

During the nine months ended September 30, 2024 and 2023, the Company recognized interest expense of $8,716 and $0, respectively.

During the nine months ended September 30, 2024 and 2023, the Company recognized accretion of the debt discount of $64,101 and $0, respectively. During the nine months ended September 30, 2024, the Company recognized a gain on revaluation of conversion feature liability of $174,930 and $0, respectively.

As of September 30, 2024 and 2023, the principal and accrued interest owing to lenders was $4,553,716 and $0, respectively.

During the nine months ended September 30, 2024 and 2023, the Company recognized debt issuance costs relating to the convertible features and warrants of $354,791 and $0, respectively, on the consolidated statement of operations and comprehensive loss.

NOTE 9 – OTHER LONG-TERM LIABILITIES

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

During the year ended December 31, 2022, Officers of the Company were granted the ability to earn up to 370,448 bonus rights entitling them to a cash bonus equal to an amount by which the fair market value of one common share of the Company (calculated as the 30-day Volume Weighted Average Price (“VWAP”) per common share) exceeds $40.00 multiplied by the number of bonus rights vested. The bonus rights initially earned vest on the earlier of the date of a change of control or April 15, 2024, and were be payable upon vesting. The bonus rights will be earned in tranches based on the price of the Company’s common share exceeding certain thresholds.

On April 16, 2024, the Company amended the bonus rights agreements to extend the vesting date from April 15, 2024, through the earlier of April 28, 2027, a change of control, or attainment of the business value threshold with respect to any tranche. Additionally, the grant price was reduced from $40.00 to $30.00. As of September 30, 2024, and 2023, the Officers had earned 95,071 bonus rights.

As of September 30, 2024, and December 31, 2023, the Company recognized a bonus right liability of $74,250 and $84,125, respectively, to recognize the proportionate unvested bonus rights. Total compensation expense (recovery) for the bonus rights recognized within general and administrative expenses for the nine months ended September 30, 2024, and 2023, was $(4,381) and $4,382, respectively. Total compensation expense (recovery) for the bonus rights recognized within research and development expenses for the nine months ended September 30, 2024, and 2023, was $(5,494) and $1,236, respectively. As of September 30, 2024, and December 31, 2023, there was $462,269 and $14,660 of unrecognized compensation expense related to the bonus right awards, respectively.

NOTE 9 – OTHER LONG-TERM LIABILITIES (continued)

In accordance with ASC 718, Share-Based Payments, the bonus right awards are considered liability-based awards and are revalued at each reporting date. The following weighted average assumptions were used in the Black-Scholes option-pricing model for the valuation of the bonus rights liability as of September 30, 2024, and December 31, 2023:

	September 30, 2024		December 31, 2023

Risk-free interest rate	3.00.	%	5.04%
Expected life (in years)	2.58		0.29
Volatility	121.00%		177.76%
Weighted average fair value per bonus right	$5.00		$1.00

The number of bonus right awards granted to each executive is determined based on the business value of the Company at the earlier of (i) the date of a Change in Control or; (ii) the Vesting Date, as defined in the Company’s Cash Bonus Policy. The Company estimates the expected number of bonus rights at the end of each reporting period based upon the likelihood of achieving the Business Value threshold, as defined in each executive’s agreement. As of September 30, 2024, and December 31, 2023, 106,396 and 97,483 bonus right awards are expected to vest, respectively.

NOTE 10 – STOCKHOLDERS’ DEFICIENCY

Authorized Share Capital

The Company is authorized to issue the following share capital:

●	Unlimited common voting shares without par value (“Common Share”)

●	Unlimited Class A restricted voting shares without par value (“Restricted Share”)

●	Unlimited Class B Preferred Series A voting shares without par value, convertible on a 1:1 basis into Common Share (“Class B Preferred Share”)

Issued Share Capital

During the nine months ended September 30, 2024, the Company issued the following shares:

●	Issued 14,000 Common Shares for the exercise of 14,000 warrants at a price of $10.00 per share for total proceeds of $140,000.

●	On January 19, 2024, the Company completed the fifth closing of the Q2 2023 PP by issuing 678,630 units at a price of $5.50 for total gross proceeds of $3,732,469 (“Q2 2023 PP Tranche 5”). Each unit consists of one Common Share and one warrant with each warrant entitling the holder to purchase an additional Common Share of the Company at the initial pricing of $7.75 per share until January 19, 2027. In connection with the closing of Q2 2023 PP Tranche 5, the Company paid cash commissions of $391,178, incurred legal fees of $14,575, and issued 41,493 agents warrants with an estimated fair value of $582,245. Each agent warrant is exercisable into one Common Share of the Company at an exercise price of $7.75 until January 19, 2027.

●	Issued 582,331 Common Shares valued at $3,202,823 in accordance with the Spartan Consulting Agreement (defined in Note 11) of which $928,874 was included in share issuance costs and $2,273,949 was included in general and administrative expenses

●	Issued 7,700 Common Shares in connection with the cashless exercise of 3,213 Common Share options with an exercise price of CAD$5.50 per share and 7,700 Common Share options with an exercise price of $7.00 per share; 3,213 Common Shares were surrendered. As a result, the Company transferred $36,751 from additional paid-in capital to share capital.

●	Issued 16,000 Common Shares for the exercise of 16,000 warrants at a price of $10.00 per share for total proceeds of $160,000.

●	Issued 7,200 Common Shares for the exercise of 7,200 ACI Canada legacy performance options at a price of $0.25 per share for total proceeds of $1,800. As a result, the Company transferred $89,631 from additional paid-in capital to share capital.

During the year ended December 31, 2023, the Company issued the following shares:

●	Issued 949,906 private placement units at a price of CAD$6.38 for total proceeds of $4,506,055 (CAD$6,055,650) with each unit consisting of one Common Share and one warrant exercisable at a price of CAD$9.75 per warrant for a term of five years from the closing date (“Q1 2023 PP”). The Q1 2023 PP was completed through the closing of two tranches: one in February 2023 and one in March 2023. In connection with the Q1 2023 PP, the Company paid cash commissions of $172,480, incurred legal fees of $15,428, and issued 85,183 Common Shares and 12,986 agents warrants with an estimated fair value of $618,004 and $73,018, respectively. Each agent warrant is exercisable into one Common Share of the Company at an exercise price of CAD$9.75 for a term of 5 years.

NOTE 10 – STOCKHOLDERS’ DEFICIENCY (continued)

Issued Share Capital (continued)

●	Issued 108,000 Common Shares for the exercise of 108,000 ACI Canada legacy performance options at a price of $0.25 per share for total proceeds of $27,000. As a result, the Company transferred $1,344,480 from additional paid-in capital to share capital.

●	On May 30, 2023, the Company announced a private placement offering to raise gross proceeds of $6,500,000 at $5.50 per unit (“Q2 2023 PP”). Each unit initially consisted of one common share and one-half of a warrant with each whole warrant entitling the holder to purchase an additional Common Share of the Company at $7.75 per share for a period of three years from the closing date. The aggregate proceeds may be increased by 30% to accommodate any overallotment. In accordance with the Q2 2023 PP, the Company has agreed to pay the finder (“Spartan”) cash commissions of 10% of the gross proceeds, issue finder’s warrants equal to 10% of the number of the warrants issued to investors, in each case excluding investors on the Company’s president’s list, and pay Spartan a non-accountable expense fee equal to 5% of the gross proceeds of the Q2 2023 PP excluding the president’s list.

○	On August 31, 2023, the Company completed an initial closing of the Q2 2023 PP by issuing 244,562 units at a price of $5.50 for total proceeds of $1,345,093 (“Q2 2023 PP Tranche 1”). Each unit consisted of one Common Share and one half of a warrant with each whole warrant entitling the holder to purchase an additional Common Share of the Company at the initial pricing of $7.75 per share until August 31, 2026. In connection with the Q2 2023 PP Tranche 1, the Company paid cash commissions of $180,051, incurred legal fees of $28,334, and issued 10,912 agents warrants with an estimated fair value of $44,292. Each agent warrant is exercisable into one Common Share of the Company at an exercise price of $7.75 until August 31, 2026.

○	On October 16, 2023, the Company completed the second closing of the Q2 2023 PP by issuing 63,873 units at a price of $5.50 for total gross proceeds of $351,303 (“Q2 2023 PP Tranche 2”). Each unit consists of one Common Share and one-half of a warrant with each whole warrant entitling the holder to purchase an additional Common Share of the Company at the initial pricing of $7.75 per share until October 16, 2026. In connection with the closing of Q2 2023 PP Tranche 2, the Company paid cash commissions of $51,600, incurred legal fees of $5,371, and issued 3,127 agents warrants with an estimated fair value of $10,199. Each agent warrant is exercisable into one Common Share of the Company at an exercise price of $7.75 until October 16, 2026.

○	On November 8, 2023, the Company completed the third closing of the Q2 2023 PP by issuing 183,636 units at a price of $5.50 for total gross proceeds of $1,009,999 (“Q2 2023 PP Tranche 3”). Each unit consists of one Common Share and one-half of a warrant with each whole warrant entitling the holder to purchase an additional Common Share of the Company at the initial pricing of $7.75 per share until November 8, 2026. In connection with the closing of Q2 2023 PP Tranche 3, the Company paid cash commissions of $151,500, incurred legal fees of $10,501, and issued 49,182 agents warrants with an estimated fair value of $24,692. Each agent warrant is exercisable into one Common Share of the Company at an exercise price of $7.75 until November 8, 2026.

On December 4, 2023, the Company amended the terms of the Q2 2023 PP. Each unit was amended to consist of one common share and one warrant. Each warrant will entitle the holder to purchase an additional common share of the Company at $7.75 per share for a period of three years from the closing date.

○	On December 22, 2023, the Company completed the fourth closing of the Q2 2023 PP by issuing 365,661 units at a price of $5.50 for total gross proceeds of $2,011,137 (“Q2 2023 PP Tranche 4”). Each unit consists of one Common Share and one warrant with each warrant entitling the holder to purchase an additional Common Share of the Company at the initial pricing of $7.75 per share until December 22, 2026. In connection with the closing of Q2 2023 PP Tranche 4, the Company paid cash commissions of $238,515 and issued 28,911 agents warrants with an estimated fair value of $249,965. Each agent warrant is exercisable into one Common Share of the Company at an exercise price of $7.75 until December 22, 2026.

NOTE 10 – STOCKHOLDERS’ DEFICIENCY (continued)

Issued Share Capital (continued)

●	All 280,000 previously outstanding Restricted Shares were converted to Common Shares on August 29, 2023, for $nil proceeds.

●	6,600 Common Shares in connection with the cashless exercise of 6,600 Common Share options with an exercise price of CAD$5.50 per share; 3,444 Common Shares were surrendered. As a result, the Company transferred $80,039 from additional paid-in capital to share capital.

Escrow Shares

As of September 30, 2024, and December 31, 2023, the Company had nil and 460,115 Common Shares and nil and 114,297 Class B Preferred Shares, respectively, held in escrow.

Warrants

During the nine months ended September 30, 2024, the Company issued the following warrants:

●	430,807 warrants with an exercise price of $10.55 and expiry of September 24, 2029, in connection with the issuance of the convertible debentures (Note 8).

●	678,626 warrants with an exercise price of $7.75 and expiry of January 19, 2027, in connection with the Q2 2023 PP Tranche 5.

●	41,493 warrants with an exercise price of $7.75 and an expiry of January 19, 2027, to the agents of the Company’s Q2 2023 PP Tranche 5. The warrants were valued at $582,245 using the Black Scholes option-pricing model with the following assumptions: expected life of 3 years, volatility of 101.01%, discount rate of 3.77%, and a dividend yield of $nil.

The schedule of activity for the warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price (as converted)	Remaining Contractual Term (Years)
Balance, December 31, 2022	639,249	$28.76	0.84
Issued	1,626,721	7.48	-
Expired	(516,778)	34.01	-
Balance, December 31, 2023	1,749,192	$7.66	3.43
Issued	1,150,926	7.75	-
Exercised	(30,000)	10.00
Expired	(92,471)	10.00
Balance, September 30, 2024	2,777,649	$7.52	2.50

NOTE 10 – STOCKHOLDERS’ DEFICIENCY (continued)

Warrants (continued)

A summary of the warrants outstanding and exercisable as of September 30, 2024, is as follows:

Warrants Outstanding	Exercise Price	Expiry Date
133,193	$7.75	August 31, 2026
35,064	$7.75	October 16, 2026
101,000	$7.75	November 8, 2026
394,572	$7.75	December 22, 2026
720,123	$7.75	January 19, 2027
585,609	$7.23	February 16, 2028
86,200	$7.22 (CAD$9.75)	February 16, 2028
28,797	$7.22 (CAD$9.75)	March 15, 2028
262,286	$7.08	March 15, 2028
430,805	10.55	September 24, 2029
2,777,649

Warrants Liabilities

a)	Prior to August 31, 2023, the Company’s functional currency was the CAD, as such, the Company recorded a warrant liability on the warrants outstanding with USD exercise prices. This derivative liability was being revalued at each reporting period.

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

A summary of the warrants with USD exercise prices outstanding and exercisable as of August 31, 2023, upon the change in functional currency was as follows:

Warrants Outstanding	Exercise Price	Expiry Date
122,471	$10.00	August 30, 2024
122,281	$7.75	August 31, 2026
244,752

NOTE 10 – STOCKHOLDERS’ DEFICIENCY (continued)

Warrant Liabilities (continued)

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the re-valuations for the warrants priced in USD as of August 31, 2023:

August 31, 2023
Risk-free interest rate	5.14%
Dividend yield	-
Expected life (in years)	1.00
Volatility	131%
Weighted average fair value per warrant	$4.00

b)	On August 31, 2023, the Company’s functional currency changed to the USD from the CAD; as such, the Company recorded a derivative liability on the warrants outstanding with previously issued CAD exercises prices. This derivative liability is being revalued at each reporting period.

As of August 31, 2023, the Company charged $4,541,545 to equity to reclassify the derivative liability for warrants with exercise prices denominated in CAD using the Black-Scholes Option Pricing Model. The initial reclassification resulted in a decrease in share capital $4,541,545. In December 2023, 471,093 warrants were re-priced from CAD to USD denominated exercise price which resulted in $4,025,102 of the derivative liability being reclassified to equity. During the nine months ended September 30, 2024, 376,801 warrants were re-priced from CAD to USD denominated exercise price which resulted in $3,942,575 of the derivative liability being reclassified to equity. As of September 30, 2024, the Company revalued the derivative liability to $653,454 (December 31, 2023 - $4,455,747) and recorded a loss on revaluation of $140,282 for the nine months ended September 30, 2024 (nine months ended September 30, 2023 - $nil).

Balance as of December 31, 2022	$-
Reclassification of derivative liability per change in functional currency	4,541,545
Revaluation of derivative liability	3,939,304
Reclassification of derivative liability per change in exercise price	(4,025,102)
Balance as of December 31, 2023	$4,455,747
Revaluation of derivative liability	140,282
Reclassification of derivative liability per change in exercise price	(3,942,575)
Balance as of September 30, 2024	$653,454

A summary of warrants not issued for services with CAD exercise prices outstanding and exercisable as of September 30, 2024, is as follows:

Warrants Outstanding	Exercise Price	Expiry Date
86,200	$7.22 (CAD$9.75)	February 16, 2028
15,810	$7.22 (CAD$9.75)	March 15, 2028
102,010

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the re-valuations following the change in functional currency to USD as of September 30, 2024, and December 31, 2023:

	September 30, 2024	December 31, 2023
Risk-free interest rate	2.76%	3.38%
Dividend yield	-	-
Expected life (in years)	3.39	4.15
Volatility	87%	87%
Weighted average fair value per warrant	$6.47	$9.25

c)	On September 24, 2024, the Company entered into SPAs with various third party lenders for the issuance of Debentures and 430,805 Debenture Warrants for $4,545,000 (Note 8).

The Debenture Warrants are exercisable at a price of $10.55 per share until September 24, 2029. Upon closing of a Qualified Offering, each Debenture Warrant holder will receive an additional 50% of warrants with identical terms as the Debenture Warrants. The exercise price of the Debenture Warrants are subject to adjustment upon the completion of a Qualified Offering to the lower of (i) the existing Debenture Warrant exercise price, (ii) the exercise price of any common share purchase warrants issued in the Qualified Offering, or (iii) if no common share purchase warrants are issued in the Qualified Offering, the closing price of the common shares on the Canadian Securities Exchange (as converted into U.S. dollars) immediately prior to the pricing news release of the Qualified Offering.

NOTE 10 – STOCKHOLDERS’ DEFICIENCY (continued)

Warrant Liabilities (continued)

The holders of the Debenture Warrants may also elect, if the Company does not have an effective registration statement registering or the prospectus contained therein is not available for the issuance of the Debenture Warrant shares to the holder, in lieu of exercising the Debenture Warrants for cash, a cashless exercise option to receive common shares equal to the fair value of the Debenture Warrants. The fair value is determined by multiplying the number of Debenture Warrants to be exercised by, the option of the Debenture Holder, (i) the previous day’s volume weighted average price (“VWAP”) of the common shares of the Company, (ii) the bid price of the common shares of the Company as of the time of the execution of the exercise notice, or (iii) the closing price of the common shares on the date of the exercise notice (“Elected Exercise Price”) less the exercise price with the difference divided by the Elected Exercise Price.

If a Qualified Offering occurs or Debenture Warrant holder elects to exercise on a cashless basis, there will be variability in the number of shares issued per Debenture Warrant.

On initial recognition, the Company allocated $1,920,179, being the fair value of the Debenture Warrants, from the proceeds of the SPA to set up the derivative liability. On October 16, 2024, the Company’s registration statement restricting the Debenture Warrant holders ability to elect to cashless exercise their Debenture Warrants became effective.

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the initial valuation and the revaluation for the Debenture Warrant priced in USD as of September 24, 2024 and September 30, 2024:

	September 30, 2024	September 24, 2024
Risk-free interest rate	3.66%	3.49%
Dividend yield	-	-
Expected life (in years)	1.98	2.00
Volatility	80%	80%

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

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the valuation of the Common Share options issued:

	September 30, 2024	December 31, 2023
Risk-free interest rate	-	3.12%
Expected life (in years)	-	10
Volatility	-	103%
Weighted average fair value per option	-	$3.25

NOTE 10 – STOCKHOLDERS’ DEFICIENCY (continued)

Share Options (continued)

Common Share Options (continued)

The following table summarizes the total amount of share-based compensation expense related to service conditions for Common Share options during the three and nine months ended September 30, 2024, and 2023:

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Research and development	$48,372	$173,023	$201,913	$421,766
General and administrative	142,859	524,050	596,726	1,293,419
Total share-based compensation	$191,231	$697,073	$798,639	$1,715,185

As of September 30, 2024, there was an unrecognized share-based compensation expense relating to service conditions for common share options of $390,161.

Common share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balance, December 31, 2022	220,243	6.86	8.47	-
Granted	647,600	4.16	-
Expired	(30,911)	25.34	-
Exercised (2)	(10,045)	4.16	-
Balance, December 31, 2023	826,887	$4.44	9.07	$6,647,828
Exercised (3)	(10,913)	4.79	-
Balance, September 30, 2024	815,974	$4.28	8.58	$6,939,454
Options exercisable, September 30, 2024	527,881	$4.41	8.35	$4,418,911

(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common share. The calculation excludes options with an exercise price higher than the closing price of the Company’s share on the reporting date.

(2)	In accordance with the Company’s 2023 Option Plan, option holders exercised 10,045 Common Share options on a cashless basis (net exercise) for the issuance of 6,600 Common Shares.

(3)	In accordance with the Company’s 2023 Option Plan, option holders exercised 10,913 Common Share options on a cashless basis (net exercise) for the issuance of 7,700 Common Shares.

A summary of the Common Share options outstanding at September 30, 2024, is as follows:

Options Outstanding	Options Exercisable	Exercise Price	Expiry Date
1,566	1,566	$10.00	June 1, 2029
1,566	1,566	$10.00	July 22, 2030
104,000	104,000	$5.11 (CAD$7.00)	August 3, 2031
37,600	37,600	$5.11 (CAD$7.00)	December 20, 2031
8,600	7,166	$5.11 (CAD$7.00)	February 14, 2032
,10,300	7,300	$5.11 (CAD$7.00)	April 11, 2032
18,000	17,666	$5.11 (CAD$7.00)	May 31, 2032
634,342	351,017	$4.02 (CAD$5.50)	June 8, 2033
815,974	527,881

NOTE 10 – STOCKHOLDERS’ DEFICIENCY (continued)

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

The following table summarizes the total amount of share-based compensation expense related to performance conditions for ACI Canada legacy performance options during the three and nine months ended September 30, 2024, and 2023:

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Research and development	$2,510	$-	$118,514	$-
General and administrative	-	-	-	184,244
Total share-based compensation	$2,510	$-	$118,514	$184,244

As of September 30, 2024, and December 31, 2023, there was no unrecognized share-based compensation expense relating to service condition awards.

The following table summarizes ACI Canada legacy performance option activity for the Company:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balance, December 31, 2022	380,842	0.23	5.91	2,073,837
Exercised	(108,000)	0.25	-
Balance, December 31, 2023	272,842	$0.22	4.51	$3,228,973
Exercised	(7,200)	0.22	-
Balance, September 30, 2024	265,642	0.22	3.73	3,338,055
Options exercisable, September 30, 2024	258,362	$0.22	3.71	$3,246,797

(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common share. The calculation excludes options with an exercise price higher than the closing price of the Company’s shares on the reporting date

A summary of the ACI Canada legacy performance options outstanding at September 30, 2024, is as follows:

Options Outstanding	Options Exercisable	Exercise Price	Expiry Date
36,000	36,000	$0.025	February 1, 2026
27,642	27,642	$0.25	December 31, 2027
122,000	121,120	$0.25	September 1, 2028
80,000	73,600	$0.25	June 1, 2029
265,642	258,362

NOTE 11 – RELATED PARTY TRANSACTIONS AND BALANCES

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

In April 2022, Mr. McFadden was granted the ability to earn up to 327,830 bonus rights of which 65,566 bonus rights had been earned as of September 30, 2024 (Note 8). The value of these bonus rights was determined to be $54,045 and $58,427 as of September 30, 2024, and December 31, 2023, respectively, and is included in other liabilities.

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

In May 2022, Ms. D’Angelo was granted the ability to earn up to 42,618 bonus rights of which 29,505 bonus rights had been earned as of September 30, 2024 (Note 8). The value of these bonus rights was determined to be $20,205 and $25,698 as of September 30, 2024, and December 31, 2023, respectively, and is included in other liabilities

NOTE 11 – RELATED PARTY TRANSACTIONS AND BALANCES (continued)

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

On October 1, 2024, Donald Kalkofen resigned as the Chief Financial Officer of the Company.

As of September 30, 2024, and December 31, 2023, $610,946 and $672,550, respectively, is owing to directors and officers of the Company and has been included in accounts payable and accrued liabilities. These balances are in relation to fees and management compensation and are non-interest bearing, unsecured and due on demand.

As of September 30, 2024, and December 31, 2023, the Company owed NLS $1,211,463 for an outstanding promissory note with a carrying amount of $1,211,463 (Note 7).

As of September 30, 2024, and December 31, 2023, the Company had advanced Alpha Seven $55,000 and accrued interest of $4,195 and $2,550, respectively (Note 4). As of September 30, 2024, the Company set up a provision for loan losses on the outstanding loan balance and reversed the accrued interest.

Summary of key management personnel compensation:

	For the nine months ended
	September 30, 2024	September 30, 2023
Management fees and salaries in research and development	$643,573	$393,595
Management fees and salaries in general and administrative expenses	1,007,319	852,094
Share-based compensation in research and development	314,092	403,791
Share-based compensation in general and administrative Expenses	596,723	1,501,411
Total related party transactions	$2,561,707	$3,150,921

NOTE 12 – COMMITMENTS AND CONTINGENCIES

ALPHA-1062 Technology

In March 2015, the Company entered into the Memogain Technology License Agreement (“License Agreement”) with NLS for the exclusive right and license to further develop and exploit the ALPHA-1062, formerly Memogain, Technology. The License Agreement set out the consideration as follows:

●	The Company assumed all of NLS’s obligations under the Memogain Asset Purchase Agreement which consisted of cumulative total payments to Galantos Pharma GmbH of $11,160,200 (EUR 10,000,000), the cumulative total may be increased to $16,740,300 (EUR 15,000,000) subject to certain provisions, involving sub-licensing the ALPHA-1062 technology and Company the receiving an upfront out-licensing payment of no less than $8,928,160 (EUR 8,000,000). Royalty payments, are determined as follows (collectively the “Galantos Royalty Payments”):

○	3% of the net sales revenue received by the Company from the sale of any products relating to the ALPHA-1062 Technology;

○	10% of any sublicensing revenue; and

○	25% of an upfront payment or milestone payment paid by a sub-licensee to the Company;

●	Upon completion of the Galantos Royalty Payments, a royalty payment to NLS of 1% of the revenue received from the ALPHA-1062 Technology by the Company over $100 million per annum; and

●	The issuance of a promissory note of $1,400,000 to NLS (Note 7).

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

On January 1, 2016, the Company assumed NLS’s obligations under a Royalty Agreement with Galantos Consulting dated August 31, 2013, which consist of cumulative total payments to Galantos Consulting of $2,142,920 (EUR 2,000,000), the cumulative total may be increased to $3,348,060 (EUR 3,000,000) subject to certain provisions, which is to be paid as follows (collectively the “Galantos Consulting Payments”):

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES (continued)

ALPHA-0602 Technology (continued)

The total amount payable to NLS under this agreement shall not exceed $2,000,000. Regarding the ALPHA-602 technology the Company paid $50,000 in January 2021 as per the license agreement. No payments have been made to date under the above NLS world-wide exclusive rights for the royalties or Upfront Payments the Company may receive.

During the nine months ended September 30, 2024, the Company decided to discontinue development of the ALPHA-602 technology.

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

On January 19, 2024, the Company paid the remaining consulting fee of $320,000 and issued 582,331 Common Shares valued at $3,202,823 to Spartan and its assignees pursuant to the Spartan Consulting Agreement.

Legal Proceedings

During the normal course of business, the Company may become involved in legal claims that may or may not be covered by insurance. Management does not believe that any such claims would have a material impact on the Company’s unaudited condensed interim consolidated financial statements.

NOTE 13 – CAPITAL DISCLOSURE AND MANAGEMENT

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

NOTE 14 – LIQUIDITY RISK

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

NOTE 14 – LIQUIDITY RISK (continued)

Contractual undiscounted cash flow requirements for financial liabilities as of September 30, 2024, are as follows:

	≤1 Year	>1 Year	Total
Accounts payable	$1,743,596	$-	$1,743,596
Promissory note	1,211,463	-	1,211,463
	$2,955,059	$-	$2,955,059

Contractual undiscounted cash flow requirements for financial liabilities as of December 31, 2023, are as follows:

	≤1 Year	>1 Year	Total
Accounts payable	$1,394,117	$-	$1,394,117
Promissory note	1,211,463	-	1,211,463
	$2,605,580	$-	$2,605,580

NOTE 15 – SEGMENTED INFORMATION

The Company currently operates in a single reportable operating segment, being the researching and developing pharmaceutical treatments for neurological diseases in the geographical areas of Canada and the United States of America. Geographic information for the United States and Canada as of September 30, 2024, and December 31, 2023, is as follows:

	As of September 30, 2024
	Canada	United States	Total
Non-current assets other than financial instruments	$432,885	$855	$433,740

	As of December 31, 2023
	Canada	United States	Total
Non-current assets other than financial instruments	$532,276	$1,455	$533,731

NOTE 16 – NET LOSS PER SHARE

Net loss per common share has been computed on the basis of the weighted-average number of common shares outstanding during the nine months ended September 30, 2024, and 2023. Since the Company was in a loss position for the nine months ended September 30, 2024, and 2023, basic net loss per share was the same as diluted net loss per share for the period presented.

The following table sets forth the computation of (loss) earnings per share:

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator
Net loss – basic and diluted	$(1,859,906)	$(3,269,123)	$(8,978,129)	$(8,049,256)

Denominator
Weighted average shares used to compute net loss per share, basic and diluted	6,030,259	3,880,433	5,928,460	3,599,266

Net loss per share – basic and diluted	$(0.31)	$(0.84)	$(1.51)	$(2.23)

The following potentially dilutive common shares related to outstanding securities for the nine months ended September 30, 2024, and 2023 were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the year, see below:

	For the nine months ended
	September 30, 2024	September 30, 2023
Warrants	2,777,647`	1,218,558
Common Share options	815,974	836,932
ACI Canada legacy performance options	265,642	338,842
Convertible Debentures	431,514	-
Total anti-dilutive features	4,290,779	2,394,332

NOTE 17 – SUBSEQUENT EVENTS

a)	Subsequent to September 30, 2024, the Company granted 32,000 Common Shares options to the CFO of the Company with an exercise price of CAD$15.00 per share for a period of ten years from date of grant. The options will vest over three years vesting on a quarterly basis.

b)

On November 13, 2024, the Company completed a public offering of Common Shares by issuing 8,695,653 Common Shares at a public offering price of $5.75 per share for gross proceeds of $50,000,005. In connection with the US public offering, the Company incurred underwriting fees of approximately $3.58 million.

c)	On November 13, 2024, as a result of the completion of the public offering, the Company’s convertible notes automatically converted pursuant to their terms into 801,413 Common Shares at a conversion price of $5.75 being the public offering price per share in the public offering. Additionally, the Company issued an additional 215,418 warrants exercisable to acquire 215,418 Common Shares at an exercise price of $7.19 per share and the exercise price of the Company’s existing 430,835 warrants issued in connection with the offering of the convertible notes was repriced from $10.55 per share to $7.19 per share.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30,2024, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Special Note Regarding Forward-Looking Statements.”

Overview

The Company is a biopharmaceutical company dedicated to developing treatments for patients suffering from neurodegenerative diseases, such as Alzheimer’s disease (“Alzheimer’s disease” or “AD”), for which there are limited or no treatment options. On July 26, 2024, the Company received approval by the FDA of the Company’s New Drug Application (the “NDA”) for ZUNVEYL® (benzgalantamine) previously known as ALPHA-1062 (“ZUNVEYL” or “ALPHA-1062”) oral tablet formulation for the treatment of mild-to-moderate Alzheimer’s disease. The Company will now focus on the development of commercial manufacturing and commercial sales of ZUNVEYL oral tablet formulation. The Company’s commercial development program for ZUNVEYL is primarily focused on building a long-term care commercial team that can focus on providing key points of differentiation, exploiting key issues with existing AChEI treatments, and franchising potential additional indications and new products. The company will target the largest volume nursing homes specializing in Alzheimer’s Disease, leveraging an account-based sales team with demonstrated success in LTC, positioning ZUNVEYL with Medicare payors, and developing strategic and clinical partnerships with consultant pharmacists and long-term care pharmacies. The company’s anticipated launch is in Q1 2025. Alpha Cognition has set the Wholesale Acquisition Cost (WAC) for its latest therapeutic product at $649 per month. This pricing reflects the company’s commitment to balancing patient access with the value of innovative healthcare solutions. By establishing a competitive WAC price, Alpha Cognition aims to enhance affordability and ensure patients can benefit from our advanced treatment options. Patients' out-of-pocket cost for treatment with ZUNVEYL will depend on their length of treatment and their insurance. The Company has three additional pre-clinical development programs: ZUNVEYL in combination with memantine for the treatment of moderate-to-severe Alzheimer’s disease, ALPHA-1062 sublingual formulation, ALPHA-1062 intranasal (“ALPHA-1062IN”) formulation for the treatment of cognitive impairment with mild traumatic brain injury (mTBI; otherwise known as concussion) and ALPHA-0602, ALPHA-0702 & ALPHA-0802, also referred to as ‘Progranulin’ and ‘Progranulin GEM’s’, for the treatment of neurodegenerative diseases including amyotrophic lateral sclerosis, otherwise known as ALS or Lou Gehrig’s disease and spinal muscular atrophy (SMA).

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

The Company is the parent company of Alpha Cognition Canada Inc. (“Alpha Canada” or “ACI Canada”) which is the parent company of Alpha Cognition USA Inc. (“ACI USA”). As of May  1, 2023, the Company’s common shares commenced trading on the CSE under the symbol “ACOG”, previously the Company’s shares were traded on the TSX-V until April 28, 2023, when the Company had them delisted. As of November 12, 2024, the Company’s common shares commenced trading on The Nasdaq Capital Market under the symbol “ACOG”, previously the Company’s common shares were quoted for trading on the OTCQB under the trading symbol “ACOGF”.

The Company has not generated revenues from its operations to date and as of September 30, 2024, and had a deficit of $70,626,302 (December 31, 2023 – $61,648,173) which has been primarily financed by equity. The Company had $3,666,389 in cash and cash equivalents, including restricted cash, and $3,005,836 in current liabilities (of which $107,010 is payable from the Company’s available restricted cash balance) as of September 30, 2024. The Company’s continuing operations, as intended, are highly dependent upon its ability to obtain additional funding and eventually generate cash flows. Management is of the opinion that it does not have sufficient working capital to fully meet the Company’s liabilities and commitments as outlined and planned in the following discussion. Management is of the opinion it will need to raise additional capital to cover upcoming planned Research and Development (“R&D”), commercialization of ZUNVEYL and operating costs. Possible sources of such capital may come from private placements and public offerings of the Company’s common shares and funds received from the exercise of warrants and share options. Additionally, the Company will also consider funding that may arise through partnership activities, including royalties, and debt. There is a risk that additional financing will not be available on a timely basis, on terms acceptable, or at all to the Company. These factors indicate the existence of a material uncertainty which causes significant doubt in the ability of the Company to continue as a going concern.

The Company is also contemplating raising capital by pursuing both dilutive and non-dilutive strategic sources of capital to fully execute its commercialization and operating plans following receipt of the NDA approval for ZUNVEYL from the FDA. Any additional capital is expected to further support our planned costs to begin commercial activities including launching U.S. sales of ZUNVEYL in AD

Components of our Results of Operations

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

Grant revenue

The Company received grant revenue from the Army Medical Research and Material Command on June 5, 2023, for a pre-clinical study on the use of the ALPHA-1062 Intranasal to reduce blast of mTBI induced functional deficit and brain abnormalities. All funds relating to government grants are being recorded under the gross method of accounting for government grants whereby any income received and associated expenses incurred will be reported as grant income and included in research and development expenses, respectively on the statement of operations and comprehensive loss. When grant proceeds are initially received, they are recorded as deferred income and restricted cash. Grant proceeds used to pay for study costs and are expensed as incurred, with a corresponding amount of grant revenue recorded along with a reduction of the balance of the deferred income liability. The Company classifies the balance of cash received from grants as restricted cash, when the proceeds from the grant have been designated for use in specified research. During the three months ended September 30, 2024 and September 30, 2023, the Company recorded grant income of $61,122 and $32,757, respectively and during the nine months ended September 30, 2024, and September 30, 2023, the Company recorded grant income of $333,462 and $32,757, respectively, from its R&D Grant in the consolidated statements of operations and comprehensive loss.

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

Results of Operations

Comparison of the Three Months ended September 30, 2024 and 2023

	For the Three Months Ended September 30,		Dollar	Percentage
	2024	2023	Change	Change
Operating expenses
Research and development	$996,029	$1,429,716	$(433,686)	(30)%
General and administrative expenses	1,491,755	1,336,197	155,558	12
Total operating expenses	2,487,784	2,765,913	(278,129)	(10)

Net operating loss	2,487,784)	(2,765,913)	278,129	(10)

Other income (expense)
Foreign exchange (loss) gain	(8,217)	(13,301)	5,084	(38)
Interest income	1,916	2,172	(796)	(29)
Grant income	61,122	32,757	28,365	87
Interest expense	(18,679)	(9,607)	(9,072)	94
Change in fair value of conversion feature liability	174,930	-	174,930	100
Change in fair value of warrant liabilities	416,806	(515,771)	932,577	(181)
Total other income (expense)	627,878	(503,210)	1,131,088	(225)

Net loss	(1,859,906)	(3,269,123)	1,409,217	(43)
Other comprehensive loss
Currency translation adjustment	-	(11,232)	11,232	(100)
Comprehensive loss	$(1,859,906)	$(3,280,355)	$1,397,985	(43)

Net loss per share, basic and diluted	$(0.31)	$(0.84)	$0.53	(63)

Weighted-average shares used to compute net loss per share, basic and diluted	6,030,259	3,880,433	2,149,826	55%

Comparison of the Nine months ended September 30, 2024 and 2023

	For the Nine Months Ended September 30,		Dollar	Percentage
	2024	2023	Change	Change
Operating expenses
Research and development	$2,879,945	$3,773,880	$(893,935)	(24)%
General and administrative expenses	6,440,568	3,744,162	2,696,406	72
Total operating expenses	9,320,513	7,518,042	1,802,471	24

Net operating loss	(9,320,513)	(7,518,042)	(1,802,471)	24

Other income (expense)
Foreign exchange (loss) gain	(29,708)	(3,584)	(26,124)	729
Interest income	16,146	5,059	11,087	219
Grant income	333,462	32,757	300,705	918
Interest expense	(42,153)	(14,017)	(28,136)	201
Impairment of intangible assets	(39,166)	-	(39,166)	100
Change in fair value of conversion feature liability	174,930	-	174,930	100
Change in fair value of warrant liability	(16,127)	(532,429)	516,302	(97)
Provision for loan losses	(55,000)	-	(55,000)	100
Total other income (expense)	342,384	(512,214)	854,598	(167)

Net loss	(8,978,129)	(8,030,256)	(947,873)	12
Other comprehensive loss (income)
Currency translation adjustment	-	(19,573)	19,573	(100)
Comprehensive loss	$(8,978,129)	$(8,049,829)	$(967,446)	12

Net loss per share, basic and diluted	$(1.51)	$(2.23)	$0.72	(32)

Weighted-average shares used to compute net loss per share, basic and diluted	5,928,460	3,599,266	2,329,194	65%

Research and development expenses

Comparison of Research and Development for the Three Months ended September 30, 2024 and 2023

Research and development expenses decreased by $433,687, or 30%, from $1,429,716 for the three months ended September 30, 2023, to $996,029 for the three months ended September 30, 2024. Research and development costs decreased primarily due to lower product development costs and consulting fees for ALPHA-1062 in AD, offset by grant expenses of $61,122 which were incurred in 2024 following the receipt of the DOD grant in June 2023, and increased management fees and salaries. The Company’s research and development expenses are summarized below:

	For the three months ended September 30,		Dollar	Percentage
	2024	2023	Change	Change
Product development	$504,309	$1,083,172	$(578,863)	(53)%
Management fees and salaries	286,038	203,375	82,663	41
Share-based compensation	50,882	173,023	(122,141)	(71)
R&D grant expenses	61,122	32,757	28,365	87
Consulting fees	3,190	(82,337)	85,527	(104)
Subcontractors	90,488	19,726	70,762	359
	$996,029	$1,429,716	(433,687)	(30)%

Comparison of Research and Development for the Nine months ended September 30, 2024 and 2023

Research and development expenses decreased by $893,935, or 24%, from $3,773,880 for the nine months ended September 30, 2023, to $2,879,945 for the nine months ended September 30, 2024. Research and development costs decreased primarily due to lower product development costs including clinical trial costs and consulting fees for ALPHA-1062 in AD following the submission of the NDA filed in September of 2023, offset by grant expenses of $333,462 which were incurred in 2024 following the receipt of the DOD grant in June 2023 and increased management fees and salaries. The Company’s research and development expenses are summarized below:

	For the nine months ended September 30,		Dollar	Percentage
	2024	2023	Change	Change
Product development	$1,266,070	$2,609,142	$(1,343,072)	(51)%
Management fees and salaries	689,698	486,760	202,938	42
Share-based compensation	320,427	421,766	(101,339)	(24)
R&D grant expenses	333,462	32,757	300,705	918
Consulting fees	10,500	59,810	(49,310)	(82)
Subcontractors	259,788	163,645	96,143	59
	$2,879,945	$3,773,880	$(893,935)	(24)%

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

Comparison of General and Administrative Expenses for the Three Months ended September 30, 2024 and 2023

General and administrative expenses increased by $155,558 or 12%, from $1,336,197 for the three months ended September 30, 2023, to $1,491,755, for the three months ended September 30, 2024. Consulting fees, financing fees, registrar and filing fees, investor relations and other general and administrative costs were primarily higher in the three months ended September 30, 2024, in support of the Company’s US IPO filing and general business operating support. Share-based compensation was lower primarily due to fluctuations in the Company stock price and accounting for equity awards that were issued after September 30, 2023. The following table depicts the fluctuation in the general and administrative accounts:

	For the three months ended September 30,		Dollar	Percentage
	2024	2023	Change	Change
General and Administrative Expenses:
Accretion expenses	$85,476	$(20,931)	$106,407	(508)%
Amortization expense	19,761	20,594	(833)	(4)
Consulting fees	223,874	101,141	122,733	121
Depreciation	236	525	(289)	(55)
Financing fees	354,791	-	354,791	100
Investor relations	46,397	5,538	40,859	738
Management fees and salaries	291,765	388,771	(97,006)	(25)
Marketing	6,623	8,299	(1,676)	(20)
Other general and administrative	116,596	65,488	51,108	78
Professional fees	152,274	225,567	(73,293)	(32)
Registrar and filing fees	51,103	13,014	38,089	293
Share-based compensation	142,859	524,050	(381,191)	(73)
Subcontractor	-	4,141	(4,141)	(100)
	$1,491,755	$1,336,197	$155,558,	12%

Comparison of General and Administrative Expenses for the Nine months ended September 30, 2024 and 2023

General and administrative expenses increased by $2,696,406 or 72%, from $3,744,162 for the nine months ended September 30, 2023, to $6,440,568, for the nine months ended September 30, 2024, primarily due to the increase in expenses related to consulting fees, financing fees, professional fees, investor relations and registrar and filing fees. Consulting fees during the nine months ended September 30, 2024, included $2,273,949 relating to the issuance of 582,331 Common Shares pursuant to the Spartan Consulting Agreement. Management fees and salaries, professional fees, registrar and filing fees, investor relations were primarily higher in the nine months ended September 30, 2024, in support of the Company’s NDA filing for ALPHA-1062, the US IPO filing and general business operating support. Share-based compensation was lower primarily due to fluctuations in the Company stock price and accounting for equity awards that were issued after September 30, 2023. The following table depicts the fluctuation in the general and administrative accounts:

	For the Nine months ended September 30,		Dollar	Percentage
	2024	2023	Change	Change
General and Administrative Expenses:
Accretion expenses	$123,231	$42,980	$80,251	187%
Amortization expense	60,115	61,782	(1,667)	(3)
Consulting fees	2,567,319	125,226	2,442,093	1,950
Depreciation	710	1,577	(867)	(55)
Financing fees	354,791	-	354,791	100
Investor relations	146,249	9,605	136,644	1,423
Management fees and salaries	1,077,093	1,035,465	41,628	4
Marketing	11,874	16,099	(4,225)	(26)
Other general and administrative	297,563	202,159	95,404	47
Professional fees	1,013,681	714,443	299,238	42
Registrar and filing fees	181,440	45,030	136,410	303
Share-based compensation	596,726	1,477,663	(880,937)	(60)
Subcontractor	-	12,133	(12,133)	(100)
Travel and related	9,776	-	9,776	100
	$6,440,568	$3,744,162	$2,696,406	72%

Foreign Exchange (Loss) Gain

The foreign exchange (loss) gain amount consists of changes in the value of the Canadian Dollar compared to the U.S. Dollar throughout the year.

The foreign exchange gain (loss) changes by $5,086, or 38%, from a loss of $13,301 for the three months ended September 30, 2023, to a loss of $8,217 for the three months ended September 30, 2024. The foreign exchange loss increased by $26,124, or 729%, from a loss of $3,584 as of September 30, 2023, to a loss of $29,708 as of September 30, 2024, due primarily to the fluctuations in exchange rate between the Canadian Dollar and the U.S. Dollar. This variance is largely due to the Company changing its functional currency from the CAD to the USD on August 31, 2023, therefore having less transactions needing to be denominated in a foreign currency. The change in mix and balance of the Company’s assets and liabilities over the periods also impacted the changes in foreign currency exchange (loss) gain.

Interest Income

Interest income consists of interest earned on the Company’s cash.

Interest income decreased $796, or 29%, from $2,172 for the three months ended September 30, 2023, to $1,916 for the three months ended September 30, 2024. Interest income increased $11,087, or 219%, from $5,059 for the nine months ended September 30, 2023, to $16,146 for the nine months ended September 30, 2024.

Grant Income

The Company received grant revenue from the Army Medical Research and Material Command on June 5, 2023, for a pre-clinical study on the use of the ALPHA-1062 Intranasal to reduce blast of mTBI induced functional deficit and brain abnormalities. During the three months ended September 30, 2024 and 2023, the Company recorded grant income of $61,122 and $32,757, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded grant income of $333,462 and $32,757, respectively.

Interest Expense

Interest expense increased $9,072, or 94%, from $9,607 for the three months ended September 30, 2023, to $18,679 for the three months ended September 30, 2024. Interest expense increased $28,136, or 201%, from $14,017 for the nine months ended September 30, 2023, to $42,153 for the nine months ended September 30, 2024, following the increase in interest rates on the NLS note which occurred in 2023. Interest expense relates primarily to the interest paid on the NLS promissory note and the accrued interest for the convertible debentures.

Impairment of Intangible Assets

During the three and nine months ended September 30, 2024, the Company recorded an impairment of intangible assets of $0 and $39,166, respectively, from the impairment of the ALPHA-0602 license as the Company decided to discontinue development of the ALPHA-602 technology, no impairments were reported in the comparable 2023 periods.

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

The gain of $416,806 for the three months ended September 30, 2024 for the fair value of the warrant liabilities was a net change of $932,577, or 181%, compared to a loss of $515,771 for the three months ended September 30, 2023. The loss of $16,127 for the nine months ended September 30, 2024 for the fair value of the warrant liabilities was a net change of $516,302, or 97%, compared to a loss of $532,429 for the nine months ended September 30, 2023. The change was primarily due to the fluctuation in the Company’s stock price as well as the volatility of the financial markets, coupled with the addition of new warrants issued during the first quarter of 2023 which were priced differently that the Company’s functional currency at the time of issuance and new warrants issued during the third quarter of 2024 which have a variable exercise price.

Provision for Loan Losses

The Company recorded a provision for loan losses of $55,000 relating to its loan to Alpha Seven during the nine months ended September 30, 2024, following a delay in Alpha Seven’s initial capital raise and therefore potential inability to repay the loan when due.

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

For the three months ended September 30, 2024, the currency translation adjustments recorded increased $11,232, or 100%, from a loss of $11,232 to $nil. The currency translation adjustment was $(19,573) for September 30, 2023, compared to $nil for the nine months ended September 30, 2024. The change is due to the Company changing its functional currency from the CAD to the USD on August 31, 2023, resulting in no currency translation adjustment being required after August 31, 2023.

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

Based upon our current operating plan, we estimate that our existing cash, cash equivalents and marketable securities as of the date of this filing, will be sufficient to fund our projected base ongoing operating expenses, the initial costs to prepare for commercialization of ZUNVEYL in AD, planned CMC costs, ongoing operating costs and capital expenditures through at least the next 24 months. We expect to look to raise additional capital to continue to further advance our commercialization plans and ongoing operating costs. However, we have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expected.  The Company is also contemplating raising additional capital by pursuing both dilutive and non-dilutive strategic sources of capital; to fully execute its commercial and operating plans following receipt of the NDA approval for ZUNVEYL from the FDA. Any additional capital would further support our planned costs to begin commercial activities including launching U.S. sales of ZUNVEYL in AD.

We have no other committed sources of capital. Until such time, if ever, we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings, or other capital sources, including current or potential future collaborations, licenses, royalties and other similar arrangements. We do not know what the terms of these future financings will be and whether they will be acceptable to the us or not and, therefore, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments or declaring dividends. If we raise additional funds through collaborations or license agreements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, or even cease operations.

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

During the first quarter of 2023 the Company completed the brokered private placement by issuing 949,906 units at a price of CAD$6.38 for total proceeds of $4,506,055 (CAD$6,055,650) with each unit consisting of one Common share and one warrant exercisable at a price of CAD$9.75 per warrant for a term of 5 years from the closing date (“Q1 2023 PP”).

In March 2023, the Company entered into an amendment of the Promissory Note and License Agreement with the NLS promissory note holders to extend the maturity of the $1.2M outstanding promissory note to July 15, 2024, the previous maturity date of the promissory note was December 31, 2022. The parties also agreed to increase the Promissory Note interest rate from 2% annually to a market rate of 5.5% annually. (see Note 7 of the accompanying audited financial statements).

On May 30, 2023, the Company announced a best-efforts private placement offering of up to $6,500,000 of units at the initial pricing of $5.50 per unit (“Q2 2023 PP”). Each unit consists of one common share and one-half of a warrant. Each whole warrant will entitle the holder to purchase an additional common share of the Company at the initial pricing of $7.75 per share for a period of three years from the closing date. The aggregate proceeds may be increased by 30% to accommodate any overallotment. The Company also announced that it entered into an Investment Banking Agreement (“IBA”) with Spartan Securities LLC (“Spartan”) pursuant to which Spartan will act as agent on a best-efforts basis in connection with the Q2 2023 PP. In accordance with the Q2 2023 PP, the Company has agreed to pay Spartan cash commissions of 10% of the gross proceeds, issue Spartan finder’s warrants equal to 10% of the number of the warrants issued to investors, in each case excluding investors on the Company’s president’s list and pay Spartan a non-accountable expense fee equal to 5% of the gross proceeds of the Q2 2023 PP excluding the president’s list.

The Q2 2023 PP capital raising are summarized below for each closing date.

The Following table summarizes the Q2 2023 PP closing activity:

Date Issued	Tranche	# Units Issued at $5.50 per share	Gross Proceeds	# of Warrants issued at $7.75 per Warrant	Cash Commissions Paid(2)	Agent Warrants Issued(1)	Warrant Expiry date
August 31, 2023	Tranche 1	244,562	$1,345,093	122,284	$180,051	10,912	August 31, 2026
October 16, 2023	Tranche 2	63,873	$351,303	31,937	$51,600	3,127	October 16, 2026
November 8, 2023	Tranche 3	183,636	$1,009,999	91,818	$151,500	9,182	November 8, 2026
December 22, 2023	Tranche 4	365,661	$2,011,137	365,659	$238,515	28,911	December 22, 2026
January 19, 2024	Tranche 5	678,630	$3,732,469	678,626	$342,320	41,493	January 19, 2027
Totals		1,536,362	$8,450,000	1,290,324	$963,986	93,625

(1)	Each warrant is exercisable at $0.31 per warrant.

(2)	On November 8, 2023, the Company also paid a consulting fee of US$160,000 pursuant to the Spartan Consulting Agreement. In January 2024 the Company also paid a consulting fee of US$320,000 and issued 582,331 common shares to Spartan pursuant to a consulting agreement. The Company also paid to certain finders aggregate cash commission of US$48,858, being 6% of the gross proceeds raised under the offering from investors introduced to the Company by such finders.

On September 24, 2024, the Company announced the closing of a $4.545 million bridge financing through the issuance of convertible notes and warrants led by existing investors and select new investors comprised of institutional funds and high-net-worth accredited investors.

●	The notes are convertible into common shares of the Company at a conversion price of $10.55 per share. The notes were set to mature on September 24, 2026, had an aggregate face value of $4.545 million and bears interest at a rate of 10% per annum paid in common shares of the Company at the conversion price, subject to certain limitations. The notes were subject to mandatory conversion into common shares of the Company in conjunction with the closing of an offering of securities of the Company for at least $10 million in aggregate gross proceeds in coordination with the simultaneous uplisting of the common shares of the Company onto a United States national securities exchange (a “Qualified Offering”). Such conversion was completed into the securities offered in such Qualified Offering at the lower of (i) the conversion price in effect at such time and (ii) the offering price of the securities in the Qualified Offering. The notes were unsecured and rank senior to the Company’s other indebtedness.

●	The notes were sold along with warrants to purchase common shares of the Company at an exercise price of $10.55 for a five-year term. Each investor received warrants sufficient to purchase such number of common shares equal to the principal amount of notes such investor purchased divided by the conversion price of the notes. Each investor will receive an additional 50% of warrants with identical terms upon the closing of a Qualified Offering, as described above. The exercise price of the warrants is subject to adjustment upon the completion of a Qualified Offering to the lower of (i) the then existing exercise price, (ii) the exercise price of any common share purchase warrants issued in the Qualified Offering or (iii) if no common share purchase warrants are issued in the Qualified Offering, the closing price of the common shares on the Canadian Securities Exchange (as converted into U.S. dollars) immediately prior to the pricing news release of the Qualified Offering.

On November 13, 2024, the Company completed a public offering of common shares by issuing 8,695,653 common shares at a public offering price of $5.75 per share for gross proceeds of approximately $50 million. In connection with the US public offering, the Company’s Common Shares began trading on The Nasdaq Capital Market on November 12, 2024.

The completion of the public offering of common shares was a “Qualified Offering” under the Company’s convertible notes, which automatically converted into 801,413 common shares at closing of the public offering at a price of $5.75 per share, being the public offering price in the Qualified Offering. The amount converted consisted of the converted principal amount of convertible notes and interest through November 13, 2024.

Additionally, as a result of the closing of the Qualified Offering, the Company issued an additional 215,418 warrants exercisable to acquire 215,418 Common Shares with an exercise price of $7.19 per share and the exercise price of the Company’s existing 430,835 warrants issued in connection with the offering of the convertible notes was repriced from $10.55 per share to $7.19 per share.

The following table includes our cash flow data for the periods indicated:

Cash Flows

The following table provides information regarding our cash flows for the years ended September 30, 2024, and 2023:

	For the nine months ended September 30,		Dollar	Percentage
	2024	2023	Change	Change
Consolidated Statement of Cash Flows Data
Cash used in operating activities	$(5,451,927)	$(6,769,171)	$1,317,244	(19)%
Cash provided by investing activities	$-	$-	$-	-%
Net cash provided by financing activities	$7,730,753	$5,613,412	$2,117,341	38%
Share-based compensation	$917,153	$1,899,429	$(982,276)	(52)%

Cash used in operating activities

Cash used in operating activities decreased by $1,317,244 to $5,451,927 for the nine months ended September 30, 2024, from $6,769,171 for the comparative period. The change in cash flows from operating activities represents the effect on cash flows from net losses adjusted for items not affecting cash, principally amortization and depreciation, accrued expenditures for government grant, share-based compensation, impairment of intangible assets, provision for loan losses, shares issued for services, and the changes in the value of conversion feature liability, warrant liabilities, and bonus rights liability, in addition to net changes in non-cash balances related to working capital items.

Cash provided by/(used in) investing activities

There were no investing activities that occurred during the nine months ended September 30, 2024, or 2023.

Cash provided by financing activities

Cash provided by financing activities for the nine months ended September 30, 2024, increased by $2,117,341 compared to the comparative period. During the nine months ended September 30, 2024, financing activities primarily consisted of raising proceeds of $3,732,469 from units issued for cash, raising proceeds of $4,545,000 from the issuance of convertible debentures, and receiving $373,825 in government grant proceeds offset by $357,228 of related grant expenses. The funds raised under financing activities were offset by share issuance costs of $405,753 and debt issuance costs of $459,360. During the nine months ended September 30, 2023, financing activities primarily consisted of raising proceeds of $5,851,148 from units issued for cash offset by share issuance costs of $394,736.

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

Contingencies

The Company did not have any contingencies as of September 30, 2024, or the date of this report.

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

Going concern

We continue to assess the ability to continue as a going concern, which involves management judgement and analysis of resources and prospects. The Company has reported negative cash flow from operating activities since inception and expects to experience negative operating cash flows for the foreseeable future. The Company has not generated revenues from its operations to date and as of September 30, 2024, had a deficit of $70,626,302 (December 31, 2023 - $61,648,173) which has been primarily financed by equity. The Company had $3,773,399 in cash and restricted cash and $3,005,836 in current liabilities (of which $56,233 is payable from the Company’s available restricted cash balance) as of September 30, 2024. The Company’s continuing operations, as intended, are highly dependent upon its ability to obtain additional funding and generate cash flows. Based upon our current operating plan and our closing of our public offering of common shares for approximately $46.42 million in net proceeds on November 13, 2024, we estimate that our existing cash, cash equivalents and marketable securities as of the date of this filing would be sufficient to fund our projected base ongoing operating expenses, the initial costs to prepare for commercialization of ZUNVEYL in AD, planned CMC costs, ongoing operating costs and capital expenditures through at least the next 12 months. However, we may look to raise additional capital to continue to further advance our commercialization plans and ongoing operating costs through a debt financing in the next 12 months. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expected.  The Company is also contemplating raising additional capital by pursuing both dilutive and non-dilutive strategic sources of capital; to fully execute its commercial and operating plans following receipt of the NDA approval for ZUNVEYL from the FDA. Any additional capital would further support our planned costs to begin commercial activities including launching U.S. sales of ZUNVEYL in AD.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the nine months ended September 30, 2024, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2024, all unregistered sale of equity securities by the Company have been reported in the Company’s current reports on Form 8-K.

In July 2024, the Company issued 14,000 common shares upon the exercise of 14,000 warrants at a price of $10.00 per common share for total proceeds of $140,000. The common shares were issued to the warrant holder upon cash payment of the warrant exercise price.  The common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(b) of Regulation D thereunder based, in part, on the representations of the warrant holder.

Repurchase of Equity Securities

During the three months ended September 30, 2024, the Company did not repurchase any of its equity securities.

Use of Proceeds

On November 13, 2024, the Company closed its first public offering of securities under the Securities Act of 1933, as amended (the “Securities Act”). The Company is required to report its use of proceeds pursuant to its Registration Statement on Form S-1 (333-280196). Following the closing of the public offering (including the exercise of the underwriters’ over-allotment option), the Company received approximately $46.42 million in net proceeds (or $5.75 per common share sold in the public offering), which funds were wired into the Company’s operating bank account.

As of the date hereof, we have used an aggregate total of approximately $502,000 of the net proceeds of the offering to Spartan Capital pursuant to a consulting agreement between the Company and Spartan.

As of the date hereof, the Company reasonably estimates that it has $45,918,000 in net proceeds remaining in its operating accounts.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) During the quarter ended September 30, 2024, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Notice of Articles, previously filed as Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on June 14, 2024 and incorporated herein by reference (File No. 333-280196)
3.2	Articles, previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on October 3, 2024 and incorporated herein by reference (File No. 333-280196)
4.1	Specimen common share certificate, previously filed as Exhibit 4.1 to the Company’s Form S-1 filed with the SEC on June 14, 2024 and incorporated herein by reference (File No. 333-280196)
42	Escrow Agreement by and between the Company, Computershare Investor Services Inc. and certain stockholders of the Company dated March 18, 2021, previously filed as Exhibit 4.2 to the Company’s Form S-1 filed with the SEC on June 14, 2024 and incorporated herein by reference (File No. 333-280196)
4.3	Form of Warrant issued September 24, 2024, previously filed as Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on September 25, 2024 and incorporated herein by reference (File No. 333-280196)
4.4	Form of Convertible Note issued September 24, 2024, previously filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on September 25, 2024 and incorporated herein by reference (File No. 333-280196)
4.5	Form of Pre-Funded Warrant, previously filed as Exhibit 4.5 to the Company’s Form S-1/A filed with the SEC on October 25, 2024 and incorporated herein by reference (File No. 333-280196)
4.6	Form of Underwriters Warrant, previously filed as Exhibit 4.6 to the Company’s Form S-1/A filed with the SEC on October 25, 2024 and incorporated herein by reference (File No. 333-280196)
10.1	Agreement and Waiver to the Investment Banking Agreement dated June 10, 2024, previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 14, 2024 and incorporated herein by reference (File No. 333-280196)
10.2**	Securities Purchase Agreement dated September 24, 2024, previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 25, 2024 and incorporated herein by reference (File No. 333-280196)
10.3	Employment Agreement, dated as of October 21, 2024, by and between Alpha Cognition USA Inc. and Henry Du, previously filed as Exhibit 10.27 to the Company’s Form S-1/A filed with the SEC on November 6, 2024 and incorporated herein by reference (File No. 333-280196)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith

**	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2024 and 2023, (ii) Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA COGNITION INC. (Registrant)

Dated: November 14, 2024	By:	/s/ Michael McFadden
Michael McFadden,
Chief Executive Officer