Form 10-Q
period 2025-03-31
Alpha Cognition Inc.
filed 2025-05-15
CIK 1655923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-42403

Alpha Cognition Inc.

(Exact Name of Registrant as Specified in its Charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1452 Hughes Rd. Ste. 200
Grapevine, Texas	76051
(Address of Principal Executive Offices)	(Zip Code)

(858) 344-4375

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Shares, no par value	ACOG	The Nasdaq Stock Market LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 16,019,787 common shares, without par value, outstanding as of May 15, 2025.

ALPHA COGNITION INC.

FORM 10-Q

For the Quarter Ended March 31, 2025

i

ALPHA COGNITION INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALPHA COGNITION INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2025	2024

ASSETS

Current assets
Cash and cash equivalents	$45,527,197	$48,546,210
Restricted cash	95,032	17,872
Accounts receivable, net	422,796	-
Inventory	883,376	615,133
Prepaid expenses and other current assets	1,190,555	1,071,963
Total current assets	48,118,956	50,251,178
Other assets	11,429	45,714
Equipment, net	70,452	27,077
Intangible assets, net	407,582	412,969
Total assets	$48,608,419	$50,736,938

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,567,861	$2,439,289
Current portion of promissory note - related party	-	911,463
Deferred income	239,536	-
Total current liabilities	2,807,397	3,350,752
Deferred income	202,675	-
Warrant liabilities	4,672,476	5,820,358
Other long-term liabilities	113,996	102,783
Total liabilities	7,796,544	9,273,893

Stockholders’ equity
Common shares, no par value, unlimited shares authorized, 16,019,787 shares issued and outstanding as of March 31, 2025, and December 31, 2024	99,128,230	99,128,230
Class B preferred shares, no par value, unlimited shares authorized, 316,655 shares issued and outstanding as of March 31, 2025, and December 31, 2024	62	62
Additional paid-in capital	20,079,465	18,724,092
Accumulated other comprehensive loss	(104,301)	(104,301)
Accumulated deficit	(78,291,581)	(76,285,038)
Total stockholders’ equity	40,811,875	41,463,045
Total liabilities and stockholders’ equity	$48,608,419	$50,736,938

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024

Revenue
Product, net	$346,929	$-
Licensing	2,581,725	-
Total revenue	2,928,654	-

Costs and Expenses
Cost of product sales, excluding amortization of intangible asset	26,541	-
License royalty cost of sales	810,000	-
Amortization of intangible asset	5,387	20,594
Research and development	407,511	916,716
Selling, general and administrative expenses	5,365,647	3,474,208
Total costs and expenses	6,615,086	4,411,518

Loss before other income (expenses)	(3,686,432)	(4,411,518)

Other income (expenses)
Foreign exchange (loss) gain	(957)	(14,629)
Interest income	470,676	12,070
Grant income	71,095	133,779
Interest expense	(8,807)	(8,258)
Impairment of intangible assets	-	(39,166)
Gain (loss) on warrant liabilities	1,147,882	(619,989)
Provision for loan losses	-	(55,000)
Total other income (expenses)	1,679,889	(591,193)

Net loss and comprehensive loss	$(2,006,543)	$(5,002,711)

Loss per share, basic and diluted	$(0.13)	$(0.87)

Weighted-average shares used to compute net loss per share, basic and diluted	16,019,787	5,744,639

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(UNAUDITED)

For the Three Months Ended March 31, 2025 and 2024

For the three months ended March 31, 2025

						Accumulated
					Additional	Other
	Common Shares		Preferred Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, December 31, 2024	16,019,787	$99,128,230	316,655	$62	$18,724,092	$(104,301)	$(76,285,038)	$41,463,045
Share-based compensation	-	-	-	-	1,355,373	-	-	1,355,373
Net loss	-	-	-	-	-	-	(2,006,543)	(2,006,543)
Balance, March 31, 2025	16,019,787	$99,128,230	316,655	$62	$20,079,465	$(104,301)	$(78,291,581)	$40,811,875

For the three months ended March 31, 2024

						Accumulated
					Additional	Other
	Common Shares		Preferred Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, December 31, 2023	4,728,355	$39,760,287	316,655	$62	$17,288,430	$(104,301)	$(61,648,173)	$(4,703,695)
Units issued for cash	678,630	3,732,469	-	-	-	-	-	3,732,469
Shares issued for services	413,445	2,273,949						2,273,949
Share issuance costs	168,886	(987,988)	-	-	582,245	-	-	(405,743)
Options exercised	7,700	36,751	-	-	(36,751)	-	-	-
Share-based compensation	-	-	-	-	348,085	-	-	348,085
Reallocation of derivative liability on re-pricing of warrants from CAD to USD exercise price	-	4,292,797	-	-	-	-	-	4,292,797
Net loss	-	-	-	-	-	-	(5,002,711)	(5,002,711)
Balance, March 31, 2024	5,997,016	$49,108,265	316,655	$62	$18,182,009	$(104,301)	$(66,650,884)	$535,151

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024

Cash flows provided by (used in) operating activities
Net loss	$(2,006,543)	$(5,002,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,282	20,831
Accrued expenditures for government grant	26,419	(27,044)
Accrued interest income, related party	-	2,550
Loss (gain) on warrant liabilities	(1,147,882)	619,989
Change in fair value of bonus rights liability	11,213	(84,125)
Provision for loan losses	-	55,000
Impairment of intangible assets	-	39,166
Reallocation of equipment to commercial operations	18,000	-
Share-based compensation	1,355,373	348,085
Shares issued for services	-	2,273,949
Changes in non-cash operating working capital items:
Accounts receivable, net	(422,796)	-
Inventories	(268,243)	-
Prepaid expenses and other current assets	(163,950)	(213,439)
Accounts payable and accrued liabilities	128,572	(503,743)
Deferred income	418,275	-
Net cash provided by (used in) operating activities	(2,044,280)	(2,471,492)

Cash flows (used in) investing activities	-	-
Acquisition of equipment	(63,270)	-
Net cash (used in) investing activities	(63,270)	-

Cash flows provided by (used in) financing activities
Units issued for cash	-	3,732,469
Repayment of promissory notes	(911,463)	-
Proceeds received from restricted government grant	174,675	180,000
Amounts paid from restricted government grant funds	(97,515)	(106,735)
Share issuance costs	-	(405,753)
Net cash provided by (used in) financing activities	(834,303)	3,399,981

Change in cash and cash equivalents during the period	(2,941,853)	928,489
Cash and cash equivalents, beginning of period	48,564,082	1,494,573
Cash and cash equivalents, end of period	$45,622,229	$2,423,062

Cash and cash equivalents consists of:
Demand deposits	$45,527,197	$852,296
Term deposit	-	1,407,088
Restricted cash	95,032	163,678
	$45,622,229	$2,423,062

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months ended March 31,
	2025	2024

Supplemental Disclosure
Cash paid for interest	$4,894	$16,612

Supplemental non-cash disclosures
Reallocation of fair value of share options upon exercise	$-	$36,751
Reclassification of derivative liability for warrants re-priced from CAD to USD exercise price	$-	$3,942,575
Common shares issued for share issuance costs	$-	$928,874
Warrants issued for share issuance costs	$-	$582,245

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NOTE 1 – NATURE OF OPERATIONS

Alpha Cognition Inc. (“ACI” or the “Company”) is a commercial stage, biopharmaceutical company dedicated to developing treatments for patients suffering from neurodegenerative diseases, such as Alzheimer’s Disease and Cognitive Impairment with Traumatic Brain Injury (“TBI”), for which there are limited or no treatment options. The registered and records office of the Company is 1200 – 750 West Pender Street, Vancouver, BC, V6C 2T8. As of November 12, 2024, the Company’s common shares commenced trading on the NASDAQ stock exchange under the symbol “ACOG”. The Company’s common shares traded on the Canadian Securities Exchange (“CSE”) under the symbol “ACOG” from May 1, 2023 to December 17, 2024 on which date they were voluntarily delisted. Previously the Company’s shares were traded on the TSX Venture Exchange (“TSX-V”) until April 28, 2023, when the Company had them voluntarily delisted. The Company’s shares also traded on the Over-The-Counter Markets (“OTC”) under the trading symbol “ACOGF” until they were listed on the NASDAQ.

On July 29, 2024, the Company was granted approval by the U.S. Food and Drug Administration (“FDA”) for the commercialization of ZUNVEYL, previously known as ALPHA-1062, for the treatment of mild-to-moderate Alzheimer’s disease.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules of the Securities and Exchange Commission (the “SEC”). It is recommended that the unaudited condensed interim consolidated financial statements be read in conjunction with the 2024 Consolidated Financial Statements.

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

Functional and Reporting Currency – The functional currency of the Company and its subsidiaries is USD, being the currency of the primary economic environment in which each entity operates. The Company’s reporting currency is the USD. For the purpose of presenting consolidated financial statements, the assets and liabilities of the Company’s CAD operations are translated to USD at the exchange rate on the reporting date. The income and expenses are translated using average exchange rates. Foreign currency differences that arise on translation for consolidation purposes are recognized in net loss on the consolidated statements of operations and comprehensive (loss) income.

Use of Estimates and Assumptions – The preparation of these unaudited condensed interim consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and disclosure of contingent liabilities as of the date of the unaudited condensed interim consolidated financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates, to ensure that those estimates effectively reflect changes in the Company’s business and new information as it becomes available. Management bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to forecasted amounts and future events. Actual results could differ materially from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company applies the following five-step revenue recognition model in accordance with ASC Topic 606, Revenue from Contracts with Customers, to determine revenue:

i)	identify the contract with a customer;

ii)	identify the performance obligations in the contract;

iii)	determine the transaction price;

iv)	allocate the transaction price to the performance obligations in the contract; and

v)	recognize revenue when (or as) the Company satisfies a performance obligation.

Product Sales, Net

Products are primarily sold to distributors and wholesalers. The Company’s contractual performance obligations are generally limited to the transfer of control of the product to the customer. For Zunveyl tablets provided to distributors, revenue is recognized at the point in time when control of the goods transfers to the distributor. The Company’s contracts typically stipulate F.O.B. (Free on Board) destination terms. Consequently, revenue is recognized when the drugs are delivered to the distributor’s location or any destination designated by the distributor for drop-shipment. This arrangement is not a consignment arrangement, and therefore, the Company recognizes revenue upon the delivery of goods to the distributor. The Company’s payment terms to customers range from 60 to 96 days; payment terms differ by customer and by product.

Items Deducted from Gross Product Sales

Revenue is reduced at the time of recognition for expected chargebacks, product returns, recalls, and consideration payable to customers, collectively referred to as gross-to-net (GTN) adjustments. Chargebacks, product returns, and recalls are based on agreed-upon contractual terms. Consideration payable to customers comprises distributor fees. These service fees for distribution services are calculated as a percentage of monthly product sales based on the Wholesale Acquisition Cost (WAC). These fees are paid to wholesale distributors for services such as access to inventory and sales data to pharmacies, inventory management, accounts receivable administration, and return and chargeback administration. These services are integral activities within the distribution chain with the distributor customer, specifically related to Alpha Cognition’s sales of Zunveyl, and are not considered distinct from the Company’s promise to sell Zunveyl through the distribution channel to end customers. Consequently, these fees are recognized as a reduction of revenue.

Variable consideration will be re-evaluated at least on a quarterly basis, and we will continue to re-evaluate variable consideration on an ongoing basis. The amount of variable consideration can vary from period to period due to fluctuations in chargebacks, product returns, recalls, and consideration payable to customers, or other similar items.

Licensing Revenue

At contract inception, the Company identifies the goods or services promised in the contract and assesses whether each is distinct for the purpose of identifying performance obligations. A promised good or service is distinct if (1) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer; and (2) the Company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. In licensing arrangements, the Company considers factors such as the collaboration partner’s capabilities and the availability of required expertise in the marketplace. The intended benefit of the contract is also considered in determining whether a promised good or service is separately identifiable. If a good or service is not distinct, it is combined with other promised goods or services until a distinct bundle is identified.

Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company evaluates whether such options provide a material right to the customer. If so, they are treated as separate performance obligations.

The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices (“SSP”). SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Judgment is required in estimating SSP, and the Company considers market conditions, entity-specific factors, and estimated costs in making this determination.

If the consideration includes a variable amount, the Company estimates the amount to which it expects to be entitled using either the expected value or the most likely amount method, depending on which better predicts the outcome. The estimated amount is included in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty is resolved. The Company re-evaluates estimates and constraints at each reporting date and adjusts the transaction price accordingly, recording any changes on a cumulative catch-up basis.

For arrangements that include development or regulatory milestone payments, the Company evaluates whether achieving the milestone is probable and recognizes revenue only if a significant reversal is not expected. Regulatory milestones that are outside the control of either party are generally excluded from the transaction price until achieved.

For licenses of intellectual property that include sales-based royalties or milestones, and when the license is the predominant item to which the royalties relate, the Company recognizes royalty revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied, consistent with the sales-based royalty exception.

Revenue is recognized when the Company satisfies a performance obligation, either at a point in time or over time. The amount of revenue recognized is based on the portion of the transaction price allocated to each performance obligation in accordance with its relative SSP. For obligations satisfied over time, revenue is recognized using an input or output method, depending on which most accurately depicts the transfer of control to the customer.

Concentrations of Credit Risk – The Company’s financial instruments subject to concentrations of credit risk consists primarily of cash and cash equivalents. Cash is deposited with financial institutions with high credit quality which are typically in excess of insured limits. Additionally, as of March 31, 2025, the Company had $53,909 (December 31, 2024 - $69,387) in cash held at its payment processing company in a demand account to be used to pay accounts payable. During the three months ending March 31, 2025, and 2024, the Company did not experience any loss related to these concentrations.

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

Accounts Receivable - The majority of our accounts receivable arise from product sales and primarily represent amounts due from our wholesale and other third-party distributors standard payment terms that generally require payment within 60 to 96 days.

We provide reserves against accounts receivable for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve.

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

Equipment – Equipment is stated at historical cost less accumulated depreciation. Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized in the consolidated statement of operations. Repairs and maintenance are expensed as incurred. Depreciation is charged over the estimated useful lives using the straight line method as follows:

Computer equipment	3 years

Intangible Assets – The Company accounts for intangible assets in accordance with FASB ASC 350, Intangibles – Goodwill and Other. The Company’s intangible assets consist of exclusive licenses that allow the Company to further exploit the ALPHA-1062 and ALPHA-0602 Technology, as defined in Note 14. The license is carried at cost and amortized on a straight-line basis over their estimated useful life of 15 years. During the three months ended December 31, 2024, the Company impaired the ALPHA-0602 license in the amount of $39,166 on the consolidated statements of operations and comprehensive loss.

Leases – The Company accounts for leases using FASB ASC 842, Leases. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a lease term of 12 months or less. The lease payments associated with these leases are charged directly to the consolidated statement of operations on a straight-line basis over the lease term. The Company had no leases outstanding during the three months ended March 31, 2025, and as at December 31, 2024.

Impairment of Long-Lived and Non-Financial Assets – The Company reviews long-lived assets, primarily comprised of equipment and definite life intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset and whether any impairment indicators exist. The Company recorded an impairment of intangible assets of $nil and $39,166 for the three months ending March 31, 2025, and 2024, respectively.

Royalty Cost of Sales – The Company makes royalty payments to third parties under license or purchase agreements associated with the acquisition of intellectual property. These royalty payments are calculated as a percentage of the net product sales and licensing fee in the period the corresponding sales occur. Royalty expenses are recognized as incurred and recorded as a component of cost of sales in the consolidated statements of operations and comprehensive loss.

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

Advertising and Marketing Costs – The Company expenses advertising and marketing costs when incurred. During the three months ending March 31, 2025, and 2024, the Company incurred advertising and marketing expenses of $47,333 and $3,001, respectively, which are included in general and administrative expenses in the unaudited condensed interim consolidated statements of operations and comprehensive loss.

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

Segment Reporting – The Company currently operates in researching and developing pharmaceutical treatments for neurological diseases industry. Based on the guidance of ASC 280, Segment Reporting, the Company has one operating segment. For the three months ending March 31, 2025, and 2024, the Company operated in two geographical areas; the United States and Canada.

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

The Company’s financial instruments consist of cash, restricted cash, accounts receivable, accounts payable, promissory note, warrant liabilities, and other liabilities. The fair values of inventory, prepaid and other current assets, accounts payable, and promissory note approximate their carrying values either due to their current nature or current market rates for similar instruments.

Cash is measured at fair value on a recurring basis using level 1 inputs. Other liabilities consisting of the bonus rights liability and warrant liabilities are measured at fair value on a recurring basis using level 3 inputs. As of March 31, 2025 and December 31, 2024, the fair value of the bonus rights liability was $113,996 and $102,783, respectively. As of March 31, 2025 and December 30, 2024, the fair value of the warrant liabilities was $4,672,476 and $5,820,358, respectively.

Grant Accounting – All funds relating to government grants are being recorded under the gross method of accounting for government grants whereby any income received and associated expenses incurred will be reported as grant income and included in research and development expenses, respectively on the statement of operations and comprehensive loss. When grant proceeds are initially received, they are recorded as deferred income and restricted cash. Grant proceeds used to pay for study costs and are expensed as incurred, with a corresponding amount of grant revenue recorded along with a reduction of the balance of the deferred income liability. The Company classifies the balance of cash received from grants as restricted cash when the proceeds from the grant have been designated for use in specified research. During the three months ending March 31, 2025 and 2024, the Company recorded grant income of $71,095 and $133,779, respectively, from its R&D Grant (defined in Note 3) in the unaudited condensed interim consolidated statements of operations and comprehensive loss.

New Accounting Pronouncements –

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

In November 2024, FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income – Expense Disaggregation Disclosures. This standard requires disclosure in the notes to the financial statements, at each interim and annual reporting period, of specified information about certain costs and expense including purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. This standard also requires a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated, as well as disclosure of the total amount of selling expenses, and, in annual reporting periods, an entity’s definition of selling expenses. These new rules are effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the potential impact that this new standard will have on our consolidated financial statements and related disclosures.

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

As of March 31, 2025, the Company has received $174,675 (March 31, 2024 - $180,000) for the R&D Grant and has restricted cash of $95,032 (December 31, 2024 - $17,872). As of March 31, 2025, the Company has deferred income of $23,936 (December 31, 2024 – grant receivable of $79,643) and recognized $71,095 and $133,779 of grant income on the consolidated statement of comprehensive loss during the three months ended March 31, 2025 and 2024, respectively. Additionally, during the three months ended March 31, 2025 and 2024, the Company has incurred $71,095 and $133,779, respectively, in expenses relating to the R&D Grant. The grant funds are to be used on the following project “Assessment of Functional Recovery and Reduced Tauopathy Following ALPHA-1062 Administration in a Repetitive Blast TBI Model in Rodents.” The R&D Grant is issued in collaboration with the Seattle Institute of Biomedical and Clinical Research and endorsed by the Department of Defense. Funds received from the R&D grant are restricted and to be used solely as outlined in the grant. The R&D grant funding will expire for use on September 30, 2028. The award funding is to subsidize the costs for research and development with the following specific aims:

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

NOTE 4 – INVENTORY

Inventory consists of the following:

	March 31, 2025	December 31, 2024
Raw materials	$-	$-
Work in progress	792,827	615,133
Finished goods	90,549	-
Total	$883,376	$615,133

As of March 31, 2025 and prior there to, raw materials were acquired to be used in the development process and expensed as incurred as they had no alternative future use.

During the three months ended, March 31, 2025, the Company recognized cost of sales of $12,689, (2024: $nil) in the condensed interim consolidated statement of operations and comprehensive loss.

NOTE 5 – RELATED PARTY NOTE RECEIVABLE

On July 7, 2023, the Company entered into a loan agreement with Alpha Seven Therapeutics, Inc., (“Alpha Seven”) a related party through a common director and officers of the Company, to advance an amount up to $150,000. The unsecured outstanding balance carries an interest rate of 12% per annum, a term of 12 months, no payments are due until maturity. As of March 31, 2025, and December 31, 2024, the Company had advanced $55,000 and accrued interest of $nil and $1,645, respectively.

As of December 31, 2024, management determined the credit risk of the loan to Alpha Seven had increased significantly since initial recognition and the Company recorded a provision for credit losses for the outstanding principal balance of $55,000 and reversed the accrued interest of $1,243 in the condensed interim consolidated statement of operations and comprehensive loss.

NOTE 6 – BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2025	2024
Other receivables	$185,707	$253,426
Prepaid insurance and other expenses	971,534	795,141
Prepaid legal expenses	33,314	23,396
Prepaid expenses and other assets	$1,190,555	$1,071,963

Other assets

Other assets include the long-term prepaid portion of $11,429 relating to the Spartan Consulting Agreement (defined in Note 14).

Equipment

Equipment consisted of the following:

	March 31,	December 31,
	2025	2024
Equipment	$84,341	$21,071
Construction in progress	-	18,000
Total equipment	84,341	39,071
Less: accumulated depreciation	(13,889)	(11,994)
Total equipment, net	$70,452	$27,077

Depreciation expense for the three months ended March 31, 2025 and 2024 was $1,895 and $237, respectively.

Accounts payable and accrued liabilities

	March 31,	December 31,
	2025	2024
Accounts payable	$821,868	$872,676
Other accrued liabilities	1,269,925	643,063
Accrued payroll and bonuses	476,068	923,550
Accounts payable and accrued liabilities	$2,567,861	$2,439,289

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

March 31, 2025	Gross Amount	Accumulated Amortization	Net Balance	Weighted Average Remaining Useful Life
Licenses	$1,185,633	$778,051	$407,582	18.92

December 31, 2024	Gross Amount	Accumulated Amortization	Net Balance	Weighted Average Remaining Useful Life
Licenses	$1,185,633	$772,664	$412,969	5.17

On January 25, 2025, the Company was granted a new patent titled “Coated Tablets for pH-Dependent Release of Benzgalantamine” from the United States Patent and Trademark Office (USPTO) until 2044. As a result of the granted patent, management reviewed the estimated useful life of the license related to this patent, and determined the remaining useful life should be extended from 5 years to 19 years.

Change in Useful Life of Intangible Asset

During the three months ended March 31, 2025, the Company completed a review of the estimated useful life of its intangible asset after a patent application, related to the Memogain License, was granted in January 2025. The patent term was extended to February 2044. Management determined that the estimated useful life of the license should be extended for an additional 14 years. Effective January 1, 2025, the Company extended the estimated remaining useful life of the license from 5 years to 19 years.

This change in estimated has been applied prospectively in accordance with ASC 250, Accounting Changes and Error Corrections. As a result of this change, amortization expensed decreased by approximately $14,400 for the three months ended March 31, 2025, compared to the prior amortization schedule.

Amortization expense for the three months ended March 31, 2025 and 2024, was $5,387 and 20,594, respectively. During the three months ended March 31, 2025, and 2024, the Company reported an impairment of intangible assets of $nil and $39,166, respectively, from the impairment of one license.

The following table outlines the estimated future annual amortization expense related to intangible assets as of March 31, 2025:

Year Ending December 31,
2025	$16,160
2026	21,546
2027	21,546
2028	21,546
Thereafter	326,784
Total	$407,582

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

Effective April 1, 2024, the Company and NLS agreed to another amendment to the promissory note pursuant to which the interest rate was increased from 5.5% to 7% and the maturity date was extended from July 15, 2024, to July 15, 2025. Additionally, $300,000 was to be paid on or by December 31, 2024 (paid), with the remaining principal balance due at maturity with certain events triggering the balance to be repayable on demand.  Such events include (1) being in breach of the Memogain License Agreements (Note 12); (2) failure to make payments when due; (3) entering into a technology license or merger and acquisition transaction having a value in excess of USD $40,000,000; and (4) completing a financing, excluding any initial NASDAQ uplisting, having a value in excess of USD $40,000,000. The balance was repaid in full on January 29, 2025. The Company evaluated the amended agreement under ASC 470 and determined that the amendment should be accounted for as a debt modification prospectively. The Company accounted for this transaction as a debt modification and did not record any gain or loss relating to the modification. The debt modification did not meet the greater than ten percent test and was deemed not substantial.

As of March 31, 2025 and December 31, 2024, the principal balance outstanding on the promissory note was $nil and $911,463, respectively. During the three months ended March 31, 2025, and 2024, the Company recorded interest expense and amortization of the premium, included in accretion expense, of $4,894 and $16,612, respectively.

NOTE 9 – CONVERTIBLE DEBENTURES AND CONVERSION FEATURE LIABILITY

On September 24, 2024, the Company entered into Securities Purchase Agreements (“SPAs”) with various third party lenders for the issuance of convertible debentures (“Debentures”) and warrants to purchase 430,805 common shares of the Company at an exercise price of $10.55 per share until September 24, 2029 (“Initial Debenture Warrants”) for $4,545,000.

The Debentures bore interest at 10% per annum, computed on the basis of a 360-day year and twelve 30-day months, and are due and payable with accrued interest thereon on September 24, 2026 (“Maturity Date”). At any time prior to the Maturity Date, the holder had the option to convert their Debenture and any accrued interest into common shares of the Company at a price of $10.55 (“Conversion Price”). Should the Company have completed a Qualified Offering, being an offering of the Company’s securities for at least $10 million in aggregate gross proceeds in coordination with the simultaneous uplisting of the Company’s common shares onto a United States national securities exchange, the Debentures would automatically convert into the securities, including warrants, on the same terms as are applicable in the Qualified Offering at the lower of (i) the Conversion Price or (ii) the per security offering price in the Qualified Offering. If prior to the Maturity Date or the completion of a Qualified Offering, the last trading price of the Company’s common shares exceed 250% of the Conversion Price for 10 consecutive trading days, the Debentures and accrued interest would automatically convert into common shares of the Company at the Conversion Price.

Upon closing of a Qualified Offering, each Initial Debenture Warrant holder would receive an additional 50% of warrants (“Additional Debenture Warrant”) with identical terms as the Initial Debenture Warrants. The exercise price of the Initial Debenture Warrants are subject to adjustment upon the completion of a Qualified Offering to the lower of (i) the existing Debenture Warrant exercise price, (ii) the exercise price of any common share purchase warrants issued in the Qualified Offering, or (iii) if no common share purchase warrants are issued in the Qualified Offering, the closing price of the common shares on the Canadian Securities Exchange (as converted into U.S. dollars) immediately prior to the pricing news release of the Qualified Offering.

The holders of the Initial Debenture Warrants may have elected, if the Company does not have an effective registration statement registering or the prospectus contained therein is not available for the issuance of the Initial Debenture Warrant shares to the holder, in lieu of exercising the Initial Debenture Warrants for cash, a cashless exercise option to receive common shares equal to the fair value of the Initial Debenture Warrants. The fair value is determined by multiplying the number of Initial Debenture Warrants to be exercised by, the option of the Debenture Holder, (i) the previous day’s volume weighted average price (“VWAP”) of the common shares of the Company, (ii) the bid price of the common shares of the Company as of the time of the execution of the exercise notice, or (iii) the closing price of the common shares on the date of the exercise notice (“Elected Exercise Price”) less the exercise price with the difference divided by the Elected Exercise Price. On October 16, 2024, the Company’s registration statement restricting the Initial Debenture Warrant holders ability to elect to cashless exercise their Initial Debenture Warrants became effective.

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

On April 16, 2024, the Company amended the bonus rights agreements to extend the vesting date from April 15, 2024, through the earlier of April 28, 2027, a change of control, or attainment of the business value threshold with respect to any tranche. Additionally, the grant price was reduced from $39.50 to $29.75. As of March 31, 2025 and December 31, 2024, the Officers had earned 95,071 bonus rights.

As of March 31, 2025 and December 31, 2024, the Company recognized a bonus right liability of $113,996 and $102,783, respectively, to recognize the proportionate unvested bonus rights. Total compensation expense (recovery) for the bonus rights recognized within general and administrative expenses for the three months ended March 31, 2025, and 2024, was $10,915 and $(58,427), respectively. Total compensation expense (recovery) for the bonus rights recognized within research and development expenses for the three months ended March 31, 2025, and 2024, was $298 and $(25,698), respectively. As of March 31, 2025 and December 31, 2024, there was $146,387 and $264,043 of unrecognized compensation expense related to the bonus right awards, respectively.

In accordance with ASC 718, Share-Based Payments, the bonus right awards are considered liability-based awards and are revalued at each reporting date. The following weighted average assumptions were used in the Black-Scholes option-pricing model for the valuation of the bonus rights liability as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Risk-free interest rate	3.89%	4.25%
Expected life (in years)	2.09	2.33
Volatility	148.55%	166.95%
Weighted average fair value per bonus right	$2.49	$3.30

NOTE 11 – STOCKHOLDERS’ DEFICIENCY

Authorized Share Capital

The Company is authorized to issue the following share capital:

●	Unlimited common voting shares without par value (“Common Share”)

●	Unlimited Class A restricted voting shares without par value (“Restricted Share”)

●	Unlimited Class B Preferred Series A voting shares without par value, convertible on a 1:1 basis into Common Share (“Class B Preferred Share”)

Issued Share Capital

During the three months period ended March 31, 2025, the Company did not issue any Common Shares, Restricted Shares or Class B Preferred Shares.

Warrants

During the three months period ended March 31, 2025, the Company did not issue any warrants.

The schedule of activity for the warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price (as converted)	Remaining Contractual Term (Years)
Balance, December 31, 2024	3,635,962	$7.37	3.30
Balance, March 31, 2025	3,635,962	$7.37	3.05

A summary of the warrants outstanding and exercisable as of March 31, 2025, is as follows:

Warrants Outstanding	Exercise Price	Expiry Date
133,193	$7.75	August 31, 2026
35,064	$7.75	October 16, 2026
101,000	$7.75	November 8, 2026
394,572	$7.75	December 22, 2026
720,123	$7.75	January 19, 2027
585,609	$7.23	February 16, 2028
86,200	$6.78 (CAD$9.75)	February 16, 2028
28,796	$6.78 (CAD$9.75)	March 15, 2028
262,287	$7.08	March 15, 2028
430,805	$7.19	September 24, 2029
642,892	$7.18	November 8, 2029
215,421	$7.19	November 13, 2029
3,635,962

Warrants Liabilities

a)	On August 31, 2023, the Company’s functional currency changed to the USD from the CAD; as such, the Company recorded a derivative liability on the warrants outstanding with CAD exercises prices. This derivative liability is being revalued at each reporting period.

As of March 31, 2025 and December 31, 2024, the Company revalued the derivative liability to $415,434 and $503,129, respectively, and recorded a gain on revaluation of $87,695 for the three months ended March 31, 2025 (three months ended March 31, 2024 – loss of $619,989).

Balance as of December 31, 2024	$503,129
Revaluation of derivative liability	(87,695)
Balance as of March 31, 2025	$415,434

A summary of warrants not issued for services with CAD exercise prices outstanding and exercisable as of March 31, 2025, is as follows:

Warrants Outstanding	Exercise Price	Expiry Date
86,200	$6.78 (CAD$9.75)	February 16, 2028
15,810	$6.78 (CAD$9.75)	March 15, 2028
102,010

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the re-valuations as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Risk-free interest rate	4.27%	4.27%
Dividend yield	-	-
Expected life (in years)	2.89	3.14
Volatility	158%	158%
Weighted average fair value per warrant	$4.07	$4.93

b)	On September 24, 2024, the Company entered into SPAs with various third party lenders for the issuance of the 430,805 Initial Debenture Warrants and 215,421 Additional Debenture Warrants .

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

As at March 31, 2025, the Company revalued the derivative liabilities to $2,123,352 (December 31, 2024 - $2,646,843) and recorded a gain on revaluation of $523,491 and $nil for the three months ended March 31, 2025 and 2024, respectively.

A summary of the Initial and Additional Debenture Warrants issued and outstanding as of March 31, 2025, is as follows:

Warrants Outstanding	Exercise Price	Expiry Date
430,805	$7.19	September 24, 2029
215,421	$7.19	November 13, 2029
646,226

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the revaluation for the Initial and Additional Debenture Warrant as of December 31, 2024 and March 31, 2025:

	March 31, 2025	December 31, 2024
Risk-free interest rate	3.96%	4.38%
Dividend yield	-	-
Expected life (in years)	4.53	4.73
Volatility	93%	94%

c)	Agent Warrants issued in connection with the public offering.

Upon completion of the public offering, the Company issued 608,696 agent warrants and an additional 34,196 agent warrants for the over-allotment. In the warrant agreement it included the fundamental transaction clause that stipulates that the expected volatility is determined as the greater of 100% and the 30-day volatility, as calculated from the HVT function on Bloomberg. Under ASC 815 (Derivatives and Hedging), an instrument must be classified as equity if it passes the “fixed-for-fixed” indexation test, meaning both the exercise price and the number of shares to be issued must be fixed at issuance. In this case, the volatility input is predetermined and fixed in the agreement “an expected volatility equal to the greater of 100% and the 30 day volatility from the “HVT” function on Bloomberg”, and is therefore not indexed to the Company’s stock. As a result, the agent warrants fail the “fixed-for-fixed” test and are classified as derivative liabilities in accordance with ASC 815.

As at March 31, 2025, the Company revalued the derivative liabilities to $2,133,690 (December 31, 2024 - $2,670,386) and recorded a gain on revaluation of $536,696 and $nil for the three months ended March 31, 2025 and 2024, respectively.

A summary of the agent warrants issued and outstanding as of March 31, 2025, is as follows:

Warrants Outstanding	Exercise Price	Expiry Date
642,892	$7.18	November 9, 2029

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the revaluations:

	March 31, 2025	December 31, 2024
Risk-free interest rate	3.96%	4.38%
Dividend yield	-	-
Expected life (in years)	4.61	4.86
Volatility	94%	95%

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

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the valuation of the Common Share options issued:

	March 31, 2025	December 31, 2024
Risk-free interest rate	4.31%	4.34%
Expected life (in years)	10	10
Volatility	82%	82%
Weighted average fair value per option	$4.91	$5.58

The following table summarizes the total amount of share-based compensation expense related to service conditions for Common Share options during the three months ended March 31, 2025, and 2024:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Research and development	$33,079	$87,847
General and administrative	1,322,294	260,238
Total share-based compensation	$1,355,373	$348,085

As of March 31, 2025, there was an unrecognized share-based compensation expense relating to service conditions for common share options of $5,286,397.

Common share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balance, December 31, 2024	888,529	$4.58	8.36	$1,159,843
Granted	1,165,522	5.93
Balance, March 31, 2025	2,054,121	5.32	8.80	725,617
Options exercisable, March 31, 2025	746,240	$4.50	7.20	$563,504

(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common share. The calculation excludes options with an exercise price higher than the closing price of the Company’s share on the reporting date.

A summary of the Common Share options outstanding at March 31, 2025, is as follows:

Options Outstanding	Options Exercisable	Exercise Price		Expiry Date

7,300	7,300	4.87	(CAD$7.00)	September 30, 2025
82,367	82,367	3.83	(CAD$5.50)	September 30, 2025
1,566	1,566	$10.00		June 1, 2029
1,566	1,566	$10.00		July 22, 2030
104,000	104,000	$4.87	(CAD$7.00)	August 3, 2031
37,600	37,600	$4.87	(CAD$7.00)	December 20, 2031
8,600	8,600	$4.87	(CAD$7.00)	February 14, 2032
18,000	18,000	$4.87	(CAD$7.00)	May 31, 2032
477,600	347,006	$3.83	(CAD$5.50)	June 8, 2033
32,000	2,667	$10.43	(CAD$15.00)	October 21, 2034
84,000	7,001	$5.70	(CAD$8.20)	November 26, 2034
34,000	2,834	$5.03		December 24, 2034
10,000	-	6.00		January 14, 2035
52,500	-	5.80		February 12, 2035
1,005,822	125,732	5.93		February 25, 2035
8,000	-	5.75		March 4, 2035
89,200	-	5.55		March 20, 2035
2,054,121	746,240

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

The Company did not recognize any share-based compensation expense relating to service or performance conditions for the ACI Canada legacy performance options during the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, there was no unrecognized share-based compensation expense relating to service condition awards.

The following table summarizes ACI Canada legacy performance option activity for the Company:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balance, December 31, 2024	265,642	0.22	3.48	1,506,321
Balance, March 31, 2025	265,642	0.22	3.23	1,285,838
Options exercisable, March 31, 2025	258,362	$0.22	3.21	$1,250,821

(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common share. The calculation excludes options with an exercise price higher than the closing price of the Company’s shares on the reporting date

A summary of the ACI Canada legacy performance options outstanding at March 31, 2025, is as follows:

Options Outstanding	Options Exercisable	Exercise Price	Expiry Date
36,000	36,000	$0.025	February 1, 2026
27,642	27,642	$0.25	December 31, 2027
122,000	121,120	$0.25	September 1, 2028
80,000	73,600	$0.25	June 1, 2029
265,642	258,362

NOTE 12 – CMS LICENSE AND COLLABORATION AGREEMENT

On January 8, 2025 (the “Effective Date”), the Company entered into a License, Collaboration and Distribution Agreement (the “CMS License Agreement”) with CMS International Development and Management Limited (“CMS”), pursuant to which the Company granted CMS an exclusive, transferable, sub-licensable, and royalty-bearing license to develop, register, manufacture, import, export, and commercialize ZUNVEYL (the “Product”) in the Asia-Pacific region (excluding Japan), Australia, and New Zealand (the “Territory”). ZUNVEYL is a next generation acetylcholinesterase inhibitor approved in the US for the treatment of mild-to-moderate Alzheimer’s disease.

Under the terms of the CMS License Agreement, the Company received a one-time, non-refundable, non-creditable upfront payment of $3.0 million in January 2025 and is eligible to receive up to $11.0 million in development and regulatory milestone payments, as well as up to $30.0 million in sales milestone payments. In addition, CMS is obligated to pay annual royalties of 9% on net sales within the defined royalty term.

The CMS License Agreement remains in effect for an initial term of 20 years from the Effective Date and will automatically renew for additional five-year terms unless either party provides notice of non-renewal at least six months prior to the expiration of the then-current term.

The total transaction price at inception was determined to consist of the $3.0 million upfront payment. The Company identified two distinct performance obligations: (1) the license to the Company’s pharmaceutical intellectual property, and (2) certain regulatory, technical, and clinical assistance to be provided by the Company and the Joint Steering Committee, which includes representatives from both the Company and CMS, through the expected commercialization of the Product. The upfront payment of $3 million was allocated to the identified performance obligations based on their relative standalone selling prices (SSPs). The SSP for the license was determined using the residual method due to the highly variable nature of similar license transactions, while the SSP for services was based on estimated costs plus a margin.

License of Intellectual Property

The license to the Company’s intellectual property represents a distinct performance obligation. The license was transferred to CMS on the Effective Date to satisfy this performance obligation. The Company allocated $2,525,900 of the total transaction price to the license and recognized the corresponding revenue in the first quarter of 2025.

Regulatory, Technical, and Clinical Assistance

The Company’s promise to provide supporting services, whether directly or in participation with the Joint Steering Committee, to CMS is expected to be primarily fulfilled during the early stages of the contract through commercialization of the Product. These services represent a distinct performance obligation and will be recognized over time as the services are rendered. Based on estimated effort and project timelines, $223,300 of revenue was allocated to be recognized ratably over the first year 2025, with $192,500 expected to be recognized in 2026 and $58,300 in 2027. As of March 31, 2025, the Company recognized $55,825 of revenue related to these services.

Development and Regulatory Milestone Payments

The potential development and regulatory milestone payments are contingent upon the occurrence of certain milestones as defined in the CMS License Agreement. These payments have been fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods. As such, they have been excluded from the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price. The updated transaction price will be allocated to the two identified performance obligations based on estimated SSP. As of March 31, 2025, the Company has not recognized any revenue associated with the development and regulatory milestones.

Sales Milestone Payments and Royalties

Any consideration related to sales milestones or royalties will be recognized if and when the related sales occur as such amounts are determined to relate predominantly to the license granted to CMS. Accordingly, this consideration has been excluded from the transaction price. No allocation to performance obligations will be performed, as both the license and related assistance are expected to be satisfied by the time sales milestones and royalties are earned. No sales milestone or royalty revenue was recognized as of March 31, 2025.

As of March 31, 2025, no amounts were due from CMS, and no receivables or contract assets had been recorded in relation to the CMS License Agreement.

NOTE 13 – RELATED PARTY TRANSACTIONS AND BALANCES

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

In April 2022, Mr. McFadden was granted the ability to earn up to 327,830 bonus rights of which 65,566 bonus rights had been earned as of March 31, 2025 (Note 10). The value of these bonus rights was determined to be $82,819 and $74,587 as of March 31, 2025, and December 31, 2024, respectively, and is included in other liabilities.

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

In May 2022, Ms. D’Angelo was granted the ability to earn up to 42,618 bonus rights of which 29,505 bonus rights had been earned as of March 31, 2025 (Note 10). The value of these bonus rights was determined to be $31,177 and $28,196 as of March 31, 2025, and December 31, 2024, respectively, and is included in other liabilities.

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

On October 1, 2024, Donald Kalkofen resigned as the Chief Financial Officer of the Company.

As of March 31, 2025, and December 31, 2024, $248,614 and $799,941, respectively, is owing to directors and officers of the Company and has been included in accounts payable and accrued liabilities. These balances are in relation to fees and management compensation and are non-interest bearing, unsecured and due on demand.

As of March 31, 2025, and December 31, 2024, the Company owed NLS $nil and $911,463 respectively. During the three months ended March 31, 2025 and 2024, the Company recorded interest expense and amortization of the premium, included in accretion expense, of $4,894 and $16,612, respectively (Note 8).

As of December 31, 2024, the Company had advanced Alpha Seven $55,000 and accrued interest of $1,645 (Note 5). As of December 31, 2024, the Company set up a full provision for loan losses on the outstanding loan balance and reversed the accrued interest.

Summary of key management personnel compensation:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Management fees and salaries in research and development	$19,528	$171,057
Management fees and salaries in selling, general and administrative expenses	571,662	325,463
Share-based compensation in research and development	32,675	85,090
Share-based compensation in selling, general and administrative expenses	1,139,024	260,240
Total related party transactions	$1,762,889	$841,850

NOTE 14 – COMMITMENTS AND CONTINGENCIES

ALPHA-1062 Technology

In March 2015, the Company entered into the Memogain Technology License Agreement (“License Agreement”) with NLS for the exclusive right and license to further develop and exploit the ALPHA-1062, formerly Memogain, Technology. The License Agreement set out the consideration as follows:

●	The Company assumed all of NLS’s obligations under the Memogain Asset Purchase Agreement which consisted of cumulative total payments to Galantos Pharma GmbH of $10,820,000 (EUR 10,000,000), the cumulative total may be increased to $16,230,000 (EUR 15,000,000) subject to certain provisions, involving sub-licensing the ALPHA-1062 technology and Company the receiving an upfront out-licensing payment of no less than $8,656,000 (EUR 8,000,000). Royalty payments, are determined as follows (collectively the “Galantos Royalty Payments”):

○	3% of the net sales revenue received by the Company from the sale of any products relating to the ALPHA-1062 Technology;

○	10% of any sublicensing revenue; and

○	25% of an upfront payment or milestone payment paid by a sub-licensee to the Company;

●	Upon completion of the Galantos Royalty Payments, a royalty payment to NLS of 1% of the revenue received from the ALPHA-1062 Technology by the Company over $100 million per annum; and

●	The issuance of a promissory note of $1,400,000 to NLS (Note 8).

The expiration date is twenty years from the Commencement Date (March 15, 2035) or the expiration of the last patent obtained (existing patents extend through 2044) pursuant, whichever event shall last occur, unless earlier terminated pursuant to bankruptcy or insolvency of the licensee; court order against the licensee; or a winding up, liquidation or termination of the existence of the licensee occurs.

As of March 31, 2025, the Company has accrued royalty fees of $760,389. No payments have been made to date related to the Galantos Royalty Payments.

On January 1, 2016, the Company assumed NLS’s obligations under a Royalty Agreement with Galantos Consulting dated August 31, 2013, which consist of cumulative total payments to Galantos Consulting of $2,164,000 (EUR 2,000,000), the cumulative total may be increased to $3,246,000 (EUR 3,000,000) subject to certain provisions, which is to be paid as follows (collectively the “Galantos Consulting Payments”):

●	1% of the net sales revenue received by the Company from the sale of any products relating to the ALPHA-1062 Technology;

●	2% of any sublicensing revenue; and

●	2% of an upfront payment or milestone payment paid by a sub-licensee to the Company.

The termination date is set as the date at which no further payments of any nature are due.

As of March 31, 2025, the Company has accrued royalty fees of $63,463. No payments have been made to date relating to the Galantos Consulting Payments.

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

During the year ended December 31, 2024, the Company decided to discontinue development of the ALPHA-602 technology.

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

NOTE 15 – CAPITAL DISCLOSURE AND MANAGEMENT

The Company defines its capital as all components of stockholders’ equity. The Company’s objective when managing capital is to safeguard the Company’s ability to continue as a going concern.

The Company manages its capital structure to maximize its financial flexibility making adjustments to it in response to changes in economic conditions and the risk characteristics of the underlying assets and business opportunities. The Company does not presently utilize any quantitative measures to monitor its capital. The Company is not subject to externally imposed capital requirements.

NOTE 16 – LIQUIDITY RISK

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

Contractual undiscounted cash flow requirements for financial liabilities as of March 31, 2025 are as follows:

	≤1 Year	>1 Year	Total
Accounts payable	$2,567,861	$-	$2,567,861

Contractual undiscounted cash flow requirements for financial liabilities as of December 31, 2024, are as follows:

	≤1 Year	>1 Year	Total
Accounts payable	$2,439,289	$-	$2,439,289
Promissory note	911,463	-	911,463
	$3,350,752	$-	$3,350,752

NOTE 17 – NET LOSS PER SHARE

Net loss per common share has been computed on the basis of the weighted-average number of common shares outstanding during the three months ended March 31, 2025 and 2024. Since the Company was in a loss position for the three months ended March 31, 2025 and 2024, basic net loss per share was the same as diluted net loss per share for the period presented.

The following table sets forth the computation of (loss) earnings per share:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Numerator
Net loss – basic and diluted	$(2,006,543)	$(5,002,711)

Denominator
Weighted average shares used to compute net loss per share, basic and diluted	16,019,787	5,744,639

Net loss per share – basic and diluted	$(0.13)	$(0.87)

The following potentially dilutive common shares related to outstanding securities for the three months ended March 31, 2025, and 2024 were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the period, see below:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Warrants	3,635,962	2,469,315
Common Share options	2,054,121	815,975
ACI Canada legacy performance options	265,642	272,842
Total anti-dilutive features	5,955,725	3,558,132

NOTE 18 – SUBSEQUENT EVENTS

a)	Subsequent to March 31, 2025, the Company granted the following Common Shares options:

	i)	12,000 Common Shares options to an employee of the Company with an exercise price of $5.08 per share for a period of ten years from date of grant. The options will vest over three years vesting on a quarterly basis.

	ii)	35,575 Common Shares options to a director of the Company with an exercise price of $4.83 per share for a period of ten years from date of grant. The options will vest over three years vesting on a quarterly basis.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2025, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Special Note Regarding Forward-Looking Statements.”

Overview

The Company is a biopharmaceutical company dedicated to developing treatments for patients suffering from neurodegenerative diseases, such as Alzheimer’s disease (“Alzheimer’s disease” or “AD”), for which there are limited or no treatment options. The Company focuses on the development of commercial manufacturing and commercial sales of ZUNVEYL oral tablet formulation. The Company’s commercial development program for ZUNVEYL is primarily focused on building a long-term care commercial team that can focus on providing key points of differentiation, exploiting key issues with existing AChEI treatments, and franchising potential additional indications and new products.

The Company launched ZUNVEYL on March 17, 2024 and will target the largest volume nursing homes specializing in Alzheimer’s Disease, leveraging an account-based sales team with demonstrated success in LTC, positioning ZUNVEYL with Medicare payors, and developing strategic and clinical partnerships with consultant pharmacists and long-term care pharmacies. Alpha Cognition has set the Wholesale Acquisition Cost (WAC) for its latest therapeutic product at $749 per month. This pricing reflects the company’s commitment to balancing patient access with the value of innovative healthcare solutions. By establishing a competitive WAC price, Alpha Cognition aims to enhance affordability and ensure patients can benefit from our advanced treatment options. Patients’ out-of-pocket cost for treatment with ZUNVEYL will depend on their length of treatment and their insurance. The Company has three additional pre-clinical development programs: ZUNVEYL in combination with memantine for the treatment of moderate-to-severe Alzheimer’s disease, ALPHA-1062 sublingual formulation, ALPHA-1062 intranasal (“ALPHA-1062IN”) formulation for the treatment of cognitive impairment with mild traumatic brain injury (mTBI; otherwise known as concussion) and ALPHA-0602, ALPHA-0702 & ALPHA-0802, also referred to as ‘Progranulin’ and ‘Progranulin GEM’s’, for the treatment of neurodegenerative diseases including amyotrophic lateral sclerosis, otherwise known as ALS or Lou Gehrig’s disease and spinal muscular atrophy (SMA).

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

Operations

As of March 31, 2025, the Company had a deficit of $78,291,581 (December 31, 2024 – $76,285,038) which has been primarily financed by equity. The Company had $45,622,229 in cash and cash equivalents, including restricted cash, and $2,807,397 in current liabilities (of which $23,936 is payable from the Company’s available restricted cash balance) as of March 31, 2025. The Company’s continuing operations, as intended, are highly dependent upon its ability to obtain additional funding and eventually generate cash flows. Management is of the opinion that it does have sufficient working capital to fully meet the Company’s liabilities and commitments as outlined and planned in the following discussion. Management is of the opinion it will need to raise additional capital to cover upcoming planned Research and Development (“R&D”), commercialization of ZUNVEYL and operating costs. Possible sources of such capital may come from private placements and public offerings of the Company’s common shares and funds received from the exercise of warrants and share options. Additionally, the Company will also consider funding that may arise through partnership activities, including royalties, and debt. There is a risk that additional financing will not be available on a timely basis, on terms acceptable, or at all to the Company.

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

Except as otherwise indicated, all references to our common shares, share data, per share data and related information depict the effect of the Reverse Stock Split as if it had occurred at the beginning of the earliest period presented. The Reverse Stock Split combined each twenty five shares of our outstanding common shares into one common share, without any change in the par value per share which will remain no par value, and the Reverse Stock Split correspondingly adjusted, among other things, the number of common shares issuable upon exercise of outstanding options and warrants and the exercise price of such options and warrants and shares issuable upon conversion of preferred stock and other convertible securities. No fractional shares were or will be issued in connection with the Reverse Stock Split, and any fractional shares resulting from the Reverse Stock Split were rounded to the nearest whole share.

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

Grant revenue

The Company received grant revenue from the Army Medical Research and Material Command on June 5, 2023, for a pre-clinical study on the use of the ALPHA-1062 Intranasal to reduce blast of mTBI induced functional deficit and brain abnormalities. All funds relating to government grants are being recorded under the gross method of accounting for government grants whereby any income received and associated expenses incurred will be reported as grant income and included in research and development expenses, respectively on the statement of operations and comprehensive loss. When grant proceeds are initially received, they are recorded as deferred income and restricted cash. Grant proceeds used to pay for study costs and are expensed as incurred, with a corresponding amount of grant revenue recorded along with a reduction of the balance of the deferred income liability. The Company classifies the balance of cash received from grants as restricted cash, when the proceeds from the grant have been designated for use in specified research. During the three months ended March 31, 2025 and 2024, the Company recorded grant income of $71,095 and $133,779, respectively, from its R&D Grant in the consolidated statements of operations and comprehensive loss.

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

Results of Operations

Comparison of the Three Months ended March 31, 2025 and 2024

	For the Three Months Ended March 31,		Dollar	Percentage
	2025	2024	Change	Change

Revenue
Product sales, net	$346,929,	$-	$346,929	100%
Licensing revenue	2,581,725	-		100
Total revenue	2,928,654	-		100

Cost and Expenses
Cost of product sales, excluding amortization of intangible asset	26,541	-	26,541	100
License royalty cost of sales	810,000	-	810,000	100
Amortization of intangible assets	5,387	20,594	(15,207)	(74)
Research and development	407,511	916,716	(509,205)	(56)
Selling, general and administrative expenses	5,365,647	3,474,208	1,891,439	54
Total costs and expenses	6,615,086	4,411,518	1,382,234	31

Loss before other income (expenses)	(3,686,432)	(4,411,518)	725,086	(16)

Other income (expense)
Foreign exchange (loss) gain	(957)	(14,629)	13,672	(93)
Interest income	470,676	12,070	458,606	3,800
Grant income	71,095	133,779	(62,684)	(47)
Interest expense	(8,807)	(8,258)	(549)	7
Impairment of intangible assets	-	(39,166)	39,166	(100)
Gain (loss) on warrant liabilities	1,147,882	(619,989)	1,767,781	(285)
Provision for loan losses	-	(55,000)	55,000	(100)
Total other income (expense)	1,679,889	(591,193)	2,271,082	(384)

Net loss and comprehensive loss	$(2,006,543)	$(5,002,711)	2,996,168	(60)

Net loss per share, basic and diluted	$(0.13)	$(0.87)	$0.74	(85)

Weighted-average shares used to compute net loss per share, basic and diluted	16,019,787	5,744,639	10,275,148	179%

Research and development expenses

Comparison of Research and Development for the Three Months ended March 31, 2025 and 2024

Research and development expenses decreased by $509,205, or 56%, from $916,716 for the three months ended March 31, 2024, to $407,511 for the three months ended March 31, 2025. Research and development costs decreased primarily due to lower product development costs, and less time allocated to management and employees, which resulted in lower management fees and salaries, share-based compensation and employees. The Company’s research and development expenses are summarized below:

	For the Three Months Ended March 31,		Dollar	Percentage
	2025	2024	Change	Change
Product development	$168,562	$417,543	$(248,981)	(60)%
Management fees and salaries	43,250	187,795	(144,545)	(77)
Share-based compensation	33,079	87,847	(54,768)	(62)
R&D grant expenses	71,095	133,779	(62,684)	(47)
Consulting fees	50,636	4,505	46,131	1,024
Employee costs	40,889	85,247	(44,358)	(52)
	$407,511	$916,716	$(509,205)	(56)%

General and administrative expenses

General and administrative expenses costs consist of personnel costs, consulting fees, other outside professional services including legal, human resources, audit and accounting services, and commercial operations, including selling and marketing costs as well attendance to various conferences. Personnel costs consist of salaries, benefits, and share-based compensation. We expect to continue to incur expenses to support our continued operations as a public company, including expenses related to existing and future compliance with rules and regulations of the stock exchanges on which our securities are traded, insurance expenses, investor relations, audit fees, professional services and general overhead and administrative costs.

Comparison of General and Administrative Expenses for the Three Months ended March 31, 2025 and 2024

General and administrative expenses increased by $1,891,439 or 54%, from $3,474,208 for the three months ended March 31, 2024, to $5,365,647, for the three months ended March 31, 2025. Commercial operations, management fees and salaries, share-based compensation, employee costs and other general and administrative costs were primarily higher in the three months ended March 31, 2025, in support of the Company’s expansion in commercial operations and launch of ZUNVEYL. Share-based compensation was higher primarily due to the grant options issued during the three months ended March 31, 2025. The following table depicts the fluctuation in the general and administrative accounts:

	For the Three Months Ended March 31,		Dollar	Percentage
	2025	2024	Change	Change
General and Administrative Expenses:
Accretion expenses	$4,894	$16,612	$(11,718)	(71)%
Commercial operations	309,313	-	309,313	100
Consulting fees	443,502	2,308,784	(1,865,282)	(81)
Depreciation	1,895	237	1,658	700
Employee costs	1,709,899	-	1,709,889	100
Health care provider expenses	11,593	-	11,593	100
Investor relations	21,500	52,248	(30,748)	(59)
Management fees and salaries	608,055	357,620	250,435	70
Marketing	47,333	3,001	44,332	1,477
Other general and administrative	363,353	62,288	301,065	483
Professional fees	436,969	376,403	60,566	16
Registrar and filing fees	36,159	30,684	5,475	18
Share-based compensation	1,322,294	260,238	1,062,056	408
Travel and related	48,888	6,093	42,795	702
	$5,365,647	$3,474,208	$1,891,439	54%

Foreign Exchange (Loss) Gain

The foreign exchange (loss) gain amount consists of changes in the value of the Canadian Dollar compared to the U.S. Dollar throughout the year.

The foreign exchange gain (loss) changes by $13,672, or 93%, from a loss of $14,629 for the three months ended March 31, 2024, to a loss of $957 for the three months ended March 31, 2025, due primarily to the fluctuations in exchange rate between the Canadian Dollar and the U.S. Dollar. The change in mix and balance of the Company’s assets and liabilities over the periods also impacted the changes in foreign currency exchange (loss) gain.

Interest Income

Interest income consists of interest earned on the Company’s cash.

Interest income increased $458,606, or 3,800%, from $12,070 for the three months ended March 31, 2024, to $470,676 for the three months ended March 31, 2025.

Grant Income

The Company received grant revenue from the Army Medical Research and Material Command on June 5, 2023, for a pre-clinical study on the use of the ALPHA-1062 Intranasal to reduce blast of mTBI induced functional deficit and brain abnormalities. During the three months ended March 31, 2025 and 2024, the Company recorded grant income of $71,095 and $133,779, respectively.

Impairment of Intangible Assets

During the three months ended March 31, 2025 and 2024, the Company recorded an impairment of intangible assets of $0 and $39,166, respectively, from the impairment of the ALPHA-0602 license as the Company decided to discontinue development of the ALPHA-602 technology.

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

The gain of $1,147,882 for the three months ended March 31, 2025 for the fair value of the warrant liabilities was a net change of $1,767,871, or 285%, compared to a loss of $619,989 for the three months ended March 31, 2024. The change was primarily due to the additional derivatives from the convertible debentures conversion and US IPO in November 2024 and the fluctuation in the Company’s stock price.

Provision for Loan Losses

The Company recorded a provision for loan losses of $55,000 relating to its loan to Alpha Seven during the three months ended March 31, 2024, following a delay in Alpha Seven’s initial capital raise and therefore potential inability to repay the loan when due.

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

Financing Activities

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2025, and 2024:

	For the Three Months Ended March 31,		Dollar	Percentage
	2025	2024	Change	Change
Consolidated Statement of Cash Flows Data
Cash used in operating activities	$(2,044,280)	$(2,471,492)	$427,212	(17)%
Cash used in investing activities	$(63,270)	$-	$(63,270)	100%
Net cash provided by (used in) financing activities	$(834,303)	$3,399,981	$(4,234,284)	(125)%
Share-based compensation	$1,355,373	$348,085	$1,007,288	289%

Cash provided by/(used in) operating activities

Cash used in operating activities decreased by $427,212 to $2,044,280 for the three months ended March 31, 2025, from $2,471,492 for the comparative period. The change in cash flows from operating activities represents the effect on cash flows from net losses adjusted for items not affecting cash, principally amortization and depreciation, accrued expenditures for government grant, share-based compensation, impairment of intangible assets, provision for loan losses, shares issued for services, and the changes in the value of conversion feature liability, warrant liabilities, and bonus rights liability, in addition to net changes in non-cash balances related to working capital items.

Cash used in investing activities

Cash used in investing activities increased by $63,270 to $63,270 for the three months ended March 31, 2025 from $nil compared to the comparative period. During the three months ended March 31, 2025, investing activities consisted of acquiring equipment due expansion of commercial activity.

Cash provided by/(used in) financing activities

Cash provided by financing activities for the three months ended March 31, 2025, decreased by $4,234,284 compared to the comparative period. During the three months ended March 31, 2025, financing activities was primarily due to the principal repayment of the promissory note of $911,463 and receiving $174,675 in government grant proceeds offset by $97,515 of related grant expenses. During the three months ended March 31, 2024, financing activities primarily consisted of raising proceeds of $3,732,469 from units issued for cash and receiving $180,000 in government grant proceeds offset by $106,735 of related expenses.

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

See “Note 14 – Commitments and Contingencies” of the accompanying financial statements for a discussion of our contractual obligations and long-term commitments.

Contingencies

The Company did not have any contingencies as of March 31, 2025, or the date of this report.

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

Use of Estimates and Assumptions

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including valuing equity securities in share-based payment arrangements, estimating the fair value of financial instruments recorded as a warrant liability, useful lives of depreciable assets and definite lived intangible assets, and whether impairment charges may apply, and the determination of whether an asset constitutes a business combination or asset acquisition. Management bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to forecasted amounts and future events. Actual results could differ materially from these estimates under different assumptions or conditions.

Functional Currency

The functional currency of the Company and its subsidiaries is USD, being the currency of the primary economic environment in which each entity operates. The Company’s reporting currency is the USD. For the purpose of presenting consolidated financial statements, the assets and liabilities of the Company’s CAD operations are translated to USD at the exchange rate on the reporting date. The income and expenses are translated using average exchange rates. Foreign currency differences that arise on translation for consolidation purposes are recognized in net loss on the consolidated statements of operations and comprehensive (loss) income.

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

The Company’s financial instruments consist of cash, restricted cash, accounts receivable, accounts payable, promissory note, warrant liabilities, and other liabilities. The fair values of inventory, prepaid and other current assets, accounts payable, and promissory note approximate their carrying values either due to their current nature or current market rates for similar instruments.

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

Going concern

We continue to assess the ability to continue as a going concern, which involves management judgement and analysis of resources and prospects. The Company has reported negative cash flow from operating activities since inception and expects to experience negative operating cash flows for the foreseeable future. As of March 31, 2025, the Company had a deficit of $78,291,581 (December 31, 2024 - $76,285,038) which has been primarily financed by equity. The Company had $45,622,229 in cash and restricted cash and $2,807,397 in current liabilities (of which $71,095 is payable from the Company’s available restricted cash balance) as of March 31, 2025. The Company’s continuing operations, as intended, are highly dependent upon its ability to obtain additional funding and generate cash flows. Based upon our current operating plan and our closing of our public offering of common shares for approximately $46.42 million in net proceeds on November 13, 2024, we estimate that our existing cash, cash equivalents and marketable securities as of the date of this filing would be sufficient to fund our projected base ongoing operating expenses, the initial costs to prepare for commercialization of ZUNVEYL in AD, planned CMC costs, ongoing operating costs and capital expenditures through at least the next 12 months from the date of this Form 10-Q. However, we may look to raise additional capital to continue to further advance our commercialization plans, R&D pipeline, and ongoing operating costs through a debt or equity financing in the next 12 months from the date of the filing of this Form 10-Q. We have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expected.  The Company is also contemplating raising additional capital by pursuing both dilutive and non-dilutive strategic sources of capital; to fully execute its commercial and operating plans following receipt of the NDA approval for ZUNVEYL from the FDA. Any additional capital would further support our planned costs to begin commercial activities including launching U.S. sales of ZUNVEYL in AD.

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

In November 2024, FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income – Expense Disaggregation Disclosures. This standard requires disclosure in the notes to the financial statements, at each interim and annual reporting period, of specified information about certain costs and expense including purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. This standard also requires a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated, as well as disclosure of the total amount of selling expenses, and, in annual reporting periods, an entity’s definition of selling expenses. This new rules are effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the potential impact that this new standard will have on our unaudited condensed interim consolidated financial statements and related disclosures.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended March 31, 2025, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not currently a party to any material legal proceedings. However, from time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 31, 2025.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Repurchase of Equity Securities

During the three months ended March 31, 2025, the Company did not repurchase any of its equity securities.

Use of Proceeds

On November 13, 2024, the Company completed a public offering of common shares by issuing 8,695,653 common shares at a public offering price of $5.75 per share for gross proceeds of approximately $50 million and net proceeds, after deducting discounts and commissions and estimated offering expenses payable by us, of approximately $46.15 million. The initial public offering was completed pursuant to the Company’s registration statement on Form S-1 (333-280196) which was brought effective by the SEC on November 8, 2024, registering 8,695,653 common shares and pre-funded warrants to purchase up to 8,695,653 common shares to gross aggregated proceeds of $50 million. No pre-funded warrants were sold in the offering. Titan Partners Group acted as the managing underwriter for the offering. In connection with the offering, the Company paid Titan Partners Group an underwriting discount of approximately $3 million and a non-accountable expense allowance of $500,000. We also paid Spartan Capital Partners, LLC an investment banking fee of $500,000. We paid an aggregate total of approximately $350,000 in other expenses, including expense reimbursement to Titan Partners Group, legal and accounting fees, transfer agent fees and printing costs.

Consistent with the Company’s described use of proceeds in its registration statement, to date the Company has spent approximately $2.27 million of its net proceeds to begin our efforts toward our commercialization and launch of ZUNVEYL formerly known as ALPHA-1062 in Alzheimer’s disease; approximately $1 million for continued commercial CMC activities (chemistry, manufacturing, and controls); and approximately $2.57 million for working capital and general corporate purposes. As of March 31, 2025, the Company has approximately $40.3 million of the net proceeds remaining in the bank.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.  OTHER INFORMATION.

(a) None.

(b) None.

(c) During the quarter ended March 31, 2025, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Notice of Articles, previously filed as Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on June 14, 2024 and incorporated herein by reference (File No. 333-280196)
3.2	Articles, previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on October 3, 2024 and incorporated herein by reference (File No. 333-280196)
4.1	Specimen common share certificate, previously filed as Exhibit 4.1 to the Company’s Form S-1 filed with the SEC on June 14, 2024 and incorporated herein by reference (File No. 333-280196)
42	Escrow Agreement by and between the Company, Computershare Investor Services Inc. and certain stockholders of the Company dated March 18, 2021, previously filed as Exhibit 4.2 to the Company’s Form S-1 filed with the SEC on June 14, 2024 and incorporated herein by reference (File No. 333-280196)
4.3	Form of Warrant issued September 24, 2024, previously filed as Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on September 25, 2024 and incorporated herein by reference (File No. 333-280196)
4.4	Form of Convertible Note issued September 24, 2024, previously filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on September 25, 2024 and incorporated herein by reference (File No. 333-280196)
4.5	Form of Pre-Funded Warrant, previously filed as Exhibit 4.5 to the Company’s Form S-1/A filed with the SEC on October 25, 2024 and incorporated herein by reference (File No. 333-280196)
4.6	Form of Underwriters Warrant, previously filed as Exhibit 4.6 to the Company’s Form S-1/A filed with the SEC on October 25, 2024 and incorporated herein by reference (File No. 333-280196)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2025 and 2024, (ii) Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA COGNITION INC. (Registrant)

Dated: May 15, 2025	By:	/s/ Michael McFadden
Michael McFadden,
Chief Executive Officer