Form 10-Q
period 2025-06-30
Alpha Cognition Inc.
filed 2025-08-14
CIK 1655923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 16,160,787 common shares, without par value, outstanding as of August 14, 2025.

ALPHA COGNITION INC.

FORM 10-Q

For the Quarter Ended June 30, 2025

i

ALPHA COGNITION INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALPHA COGNITION INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2025	2024

ASSETS

Current assets
Cash and cash equivalents	$39,405,210	$48,546,210
Restricted cash	58,400	17,872
Accounts receivable, net	1,813,696	-
Inventory	875,852	615,133
Prepaid expenses and other current assets	2,495,049	1,071,963
Total current assets	44,648,207	50,251,178
Other assets	-	45,714
Equipment, net	72,539	27,077
Intangible assets, net	402,196	412,969
Total assets	$45,122,942	$50,736,938

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,807,822	$2,439,289
Current portion of promissory note - related party	-	911,463
Deferred income	231,836	-
Total current liabilities	3,039,658	3,350,752
Deferred income	154,550	-
Warrant liabilities	9,844,567	5,820,358
Other long-term liabilities	187,851	102,783
Total liabilities	13,226,626	9,273,893

Stockholders’ equity
Common shares, no par value, unlimited shares authorized, 16,023,119 and 16,019,787 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	99,154,053	99,128,230
Class B preferred shares, no par value, unlimited shares authorized, 316,655 shares issued and outstanding as of June 30, 2025, and December 31, 2024	62	62
Additional paid-in capital	21,627,035	18,724,092
Accumulated other comprehensive loss	(104,301)	(104,301)
Accumulated deficit	(88,780,533)	(76,285,038)
Total stockholders’ equity	31,896,316	41,463,045
Total liabilities and stockholders’ equity	$45,122,942	$50,736,938

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenue
Product, net	$1,576,411	$-	$1,923,340	-
Licensing	81,276	-	2,663,001	-
Total revenue	1,657,687	-	4,586,341	-

Costs and Expenses
Cost of product sales, excluding amortization of intangible asset	440,979	-	467,520	-
Cost of licensing revenue	93,118	-	903,118	-
Amortization of intangible asset	5,386	19,760	10,773	40,354
Research and development	317,120	967,200	724,631	1,883,916
Selling, general and administrative expenses	6,538,085	1,434,251	11,903,732	4,908,459
Total costs and expenses	7,394,688	2,421,211	14,009,774	6,832,729

Loss before other income (expenses)	(5,737,001)	(2,421,211)	(9,423,433)	(6,832,729)

Other income (expenses)
Foreign exchange (loss) gain	(5,530)	(6,862)	(6,487)	(21,491)
Interest income	425,026	2,160	895,702	14,230
Grant income	-	138,561	71,095	272,340
Interest expense	644	(15,216)	(8,163)	(23,474)
Impairment of intangible assets	-	-	-	(39,166)
Gain (loss) of warrant liabilities	(5,172,091)	187,056	(4,024,209)	(432,933)
Provision for loan losses	-	-	-	(55,000)
Total other income (expenses)	(4,751,951)	305,699	(3,072,062)	(285,494)

Net loss and comprehensive loss	(10,488,952)	(2,115,512)	(12,495,495)	(7,118,223)

Net loss per share, basic and diluted	$(0.65)	(0.35)	(0.78)	(1.21)

Weighted-average shares used to compute net loss per share, basic and diluted	16,020,702	6,009,373	16,020,015	5,877,006

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(UNAUDITED)

For the Three and Six Months Ended June 30, 2025 and 2024

For the three months ended June 30, 2025

						Accumulated
					Additional	Other
	Common Shares		Preferred Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, March 31, 2025	16,019,787	$99,128,230	316,655	$62	$20,079,465	$(104,301)	$(78,291,581)	$40,811,875
Warrants exercised	3,332	25,823	-	-	-	-	-	25,823
Share-based compensation	-	-	-	-	1,547,570	-	-	1,547,570
Net loss	-	-	-	-	-	-	(10,488,952)	(10,488,952)
Balance, June 30, 2025	16,023,119	$99,154,053	316,655	$62	$21,627,035	$(104,301)	$(88,780,533)	$31,896,316

For the three months ended June 30, 2024

						Accumulated
					Additional	Other
	Common Shares		Preferred Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, March 31, 2024	5,997,016	$49,108,265	316,655	$62	$18,182,009	$(104,301)	$(66,650,884)	$535,151
Options exercised	7,200	91,431	-	-	(89,631)	-	-	1,800
Warrants exercised	16,000	160,000	-	-	-	-	-	160,000
Share-based compensation	-	-	-	-	375,327	-	-	375,327
Net loss	-	-	-	-	-	-	(2,115,512)	(2,115,512)
Balance, June 30, 2024	6,020,216	$49,359,696	316,655	$62	$18,467,705	$(104,301)	$(68,766,396)	$(1,043,234)

ALPHA COGNITION INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(UNAUDITED)

For the Three and Six Months Ended June 30, 2025 and 2024

For the six months ended June 30, 2025

						Accumulated
					Additional	Other
	Common Shares		Preferred Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, December 31, 2024	16,019,787	$99,128,230	316,655	$62	$18,724,092	$(104,301)	$(76,285,038)	$41,463,045
Warrants exercised	3,332	25,823	-	-	-	-	-	25,823
Share-based compensation	-	-	-	-	2,902,943	-	-	2,902,943
Net loss	-	-	-	-	-	-	(12,495,495)	(12,495,495)
Balance, June 30, 2025	16,023,119	$99,154,053	316,655	$62	$21,627,035	$(104,301)	$(88,780,533)	$31,896,316

For the six months ended June 30, 2024

						Accumulated
					Additional	Other
	Common Shares		Preferred Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, December 31, 2023	4,728,355	$39,760,287	316,655	$62	$17,288,430	$(104,301)	$(61,648,173)	$(4,703,695)
Units issued for cash	678,630	3,732,469	-	-	-	-	-	3,732,469
Shares issued for services	413,445	2,273,949						2,273,949
Share issuance costs	168,886	(987,988)	-	-	582,245	-	-	(405,743)
Options exercised	14,900	128,182	-	-	(126,382)	-	-	1,800
Warrants exercised	16,000	160,000	-	-	-	-	-	160,000
Share-based compensation	-	-	-	-	723,412	-	-	723,412
Reallocation of derivative liability on re-pricing of warrants from CAD to USD exercise price	-	4,292,797	-	-	-	-	-	4,292,797
Net loss	-	-	-	-	-	-	(7,118,223)	(7,118,223)
Balance, June 30, 2024	6,020,216	$49,359,696	316,655	$62	$18,467,705	$(104,301)	$(68,766,396)	$(1,043,234)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024

Cash flows provided by (used in) operating activities
Net loss	$(12,495,495)	$(7,118,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,896	40,828
Accrued expenditures for government grant	63,051	(66,423)
Accrued interest income, related party	-	2,550
Loss (gain) on warrant liabilities	4,024,209	432,933
Change in fair value of bonus rights liability	85,068	(37,360)
Provision for loan losses	-	55,000
Impairment of intangible assets	-	39,166
Reallocation of equipment to commercial operations	18,000	-
Share-based compensation	2,902,943	723,412
Shares issued for services	-	2,273,949
Changes in non-cash operating working capital items:
Accounts receivable, net	(1,813,696)	-
Inventories	(260,719)	-
Prepaid expenses and other current assets	(1,457,016)	(67,766)
Accounts payable and accrued liabilities	368,533	(151,880)
Deferred income	362,450	-
Net cash provided by (used in) operating activities	(8,183,776)	(3,873,814)

Cash flows (used in) investing activities
Acquisition of equipment	(71,585)	-
Net cash (used in) investing activities	(71,585)	-

Cash flows provided by (used in) financing activities
Units issued for cash	-	3,732,469
Exercise of options	-	1,800
Exercise of warrants	25,823	160,000
Repayment of promissory notes	(911,463)	-
Proceeds received from restricted government grant	174,675	290,825
Amounts paid from restricted government grant funds	(134,146)	(205,917)
Share issuance costs	-	(405,753)
Net cash provided by (used in) financing activities	(845,111)	3,573,424

Change in cash and cash equivalents during the period	(9,100,472)	(300,390)
Cash and cash equivalents, beginning of period	48,564,082	1,494,573
Cash and cash equivalents, end of period	$39,463,610	$1,194,183

Cash and cash equivalents consists of:
Demand deposits	$39,405,210	$1,018,862
Restricted cash	58,400	175,321
	$39,463,610	$1,194,183

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024

Supplemental Disclosure
Cash paid for interest	$4,894	$37,754

Supplemental non-cash disclosures
Reallocation of fair value of share options upon exercise	$-	$126,832
Reclassification of derivative liability for warrants re-priced from CAD to USD exercise price	$-	$3,942,575
Common shares issued for share issuance costs	$-	$928,874
Warrants issued for share issuance costs	$-	$582,245
Common shares issued for services	$-	$2,273,949

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NOTE 1 – NATURE OF OPERATIONS

Alpha Cognition Inc. (“ACI” or the “Company”) is a commercial stage, biopharmaceutical company dedicated to developing treatments for patients suffering from neurodegenerative diseases, such as Alzheimer’s Disease and Cognitive Impairment with Traumatic Brain Injury (“TBI”), for which there are limited or no treatment options. The registered and records office of the Company is 1200 – 750 West Pender Street, Vancouver, BC, V6C 2T8. As of November 12, 2024, the Company’s common shares commenced trading on the NASDAQ stock exchange under the symbol “ACOG”. The Company’s common shares traded on the Canadian Securities Exchange (“CSE”) under the symbol “ACOG” from May 1, 2023, to December 17, 2024, on which date they were voluntarily delisted. Previously the Company’s shares were traded on the TSX Venture Exchange (“TSX-V”) until April 28, 2023, when the Company had them voluntarily delisted. The Company’s shares also traded on the Over-The-Counter Markets (“OTC”) under the trading symbol “ACOGF” until they were listed on the NASDAQ.

On July 29, 2024, the Company was granted approval by the U.S. Food and Drug Administration (“FDA”) for the commercialization of ZUNVEYL, previously known as ALPHA-1062, for the treatment of mild-to-moderate Alzheimer’s disease.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and are consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2024.

As permitted by SEC requirements for interim reporting, certain footnotes or other financial information have been condensed or omitted. In the opinion of management, all normal and recurring adjustments considered necessary for the fair presentation of the financial statements have been included. Revenues, expenses, assets, and liabilities can vary during each quarter of the year, therefore, the results and trends in these interim financial statements may not be representative of those for the full year.

The information included in this Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024

Principles of Consolidation – These unaudited condensed interim consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Alpha Cognition Canada Inc. (“ACI Canada”) and ACI Canada’s wholly owned subsidiary Alpha Cognition USA Inc. (“ACI USA”).

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

Accounts Receivable - The majority of our accounts receivable arise from product sales and primarily represent amounts due from our wholesale and other third-party distributors standard payment terms that generally require payment within 30 to 96 days.

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

Derivative liability – The Company recognizes and measures derivative financial instruments in according with ASC 815, Derivatives and Hedging, which requires that all derivative instruments be recognized on the balance sheet at fair value. Derivative instruments are classified as either assets or liabilities.

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

The Company’s financial instruments consist of cash, restricted cash, accounts receivable, other current assets, accounts payable, promissory note, warrant liabilities, and other long-term liabilities. The fair values of accounts receivable, other current assets, accounts payable, and promissory note approximate their carrying values either due to their current nature or current market rates for similar instruments.

Cash is measured at fair value on a recurring basis using level 1 inputs. Other long-term liabilities consisting of the bonus rights liability and warrant liabilities are measured at fair value on a recurring basis using level 3 inputs. As of June 30, 2025 and December 31, 2024, the fair value of the bonus rights liability was $187,851 and $102,783, respectively. As of June 30, 2025 and December 30, 2024, the fair value of the warrant liabilities was $9,844,567 and $5,820,358, respectively.

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

Per the R&D Grant, budget expenses are expected to include cost to carry out the clinical trials including personnel costs, materials and supplies, animal housing, publications, and travel costs. The Company classifies any cash received from the R&D Grant that has not yet been used to pay ongoing R&D grant expenditures as restricted cash, as the proceeds from the grant are to be designated for the specified grant research.

Activity related to the R&D grant was as follows for the six months ended June 30, 2025, and 2024:

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Cash received	$174,675	$290,825
Grant income recognized	$71,095	$272,340

As of June 30, 2025, and December 31, 2024, the Company’s balance sheet accounts included the following related to the R&D Grant:

	June 30, 2025	December 31, 2024
Restricted cash	$58,400	$17,872
Deferred income (receivable)	$23,936	$(79,643)

NOTE 4 – INVENTORY

Inventory consists of the following:

	June 30, 2025	December 31, 2024
Raw materials	$-	$-
Work in progress	-	615,133
Finished goods	875,852	-
Total	$875,852	$615,133

As of June 30, 2025, and prior there to, raw materials were acquired to be used in the development process and expensed as incurred as they had no alternative future use.

During the six months ended, June 30, 2025, the Company recognized cost of sales of $67,919, (2024: $nil) in the condensed interim consolidated statement of operations and comprehensive loss.

NOTE 5 – BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2025	2024
Other receivables	$140,272	$253,426
Prepaid insurance and other expenses	2,292,953	795,141
Prepaid legal expenses	61,824	23,396
Prepaid expenses and other assets	$2,495,049	$1,071,963

Accounts payable and accrued liabilities

	June 30,	December 31,
	2025	2024
Accounts payable	$752,334	$872,676
Other accrued liabilities	805,761	643,063
Accrued payroll and bonuses	1,249,727	923,550
Accounts payable and accrued liabilities	$2,807,822	$2,439,289

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

June 30, 2025	Gross Amount	Accumulated Amortization	Net Balance	Weighted Average Remaining Useful Life
Licenses	$1,185,633	$783,437	$402,196	18.67

December 31, 2024	Gross Amount	Accumulated Amortization	Net Balance	Weighted Average Remaining Useful Life
Licenses	$1,185,633	$772,664	$412,969	5.17

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

This change in estimates has been applied prospectively in accordance with ASC 250, Accounting Changes and Error Corrections. As a result of this change, amortization expense decreased by approximately $28,700 for the six months ended June 30, 2025, compared to the prior amortization schedule.

Amortization expense for the six months ended June 30, 2025 and 2024, was $10,773 and $40,354, respectively. During the three months ended June 30, 2025, and 2024, the Company reported an impairment of intangible assets of $nil and $39,166, respectively, from the impairment of one license.

The following table outlines the estimated future annual amortization expense related to intangible assets as of June 30, 2025:

Year Ending December 31,
2025	$10,774
2026	21,546
2027	21,546
2028	21,546
2029	21,546
Thereafter	305,238
Total	$402,196

NOTE 7 – PROMISSORY NOTE

In March 2015, the Company issued a promissory note of $1,400,000 to Neurodyn Life Sciences Inc (“NLS”), a related party through a common director, for the acquisition of the ALPHA-1062 Technology.

Effective April 1, 2024, the Company and NLS agreed to another amendment to the promissory note pursuant to which the interest rate was increased from 5.5% to 7% and the maturity date was extended from July 15, 2024, to July 15, 2025. Additionally, $300,000 was to be paid on or by December 31, 2024 (paid), with the remaining principal balance due at maturity with certain events triggering the balance to be repayable on demand.  Such events include (1) being in breach of the Memogain License Agreements (Note 13); (2) failure to make payments when due; (3) entering into a technology license or merger and acquisition transaction having a value in excess of USD $40,000,000; and (4) completing a financing, excluding any initial NASDAQ uplisting, having a value in excess of USD $40,000,000. The balance was repaid in full on January 29, 2025.

As of June 30, 2025, and December 31, 2024, the principal balance outstanding on the promissory note was $nil and $911,463, respectively. During the six months ended June 30, 2025, and 2024, the Company recorded interest expense and amortization of the premium, included in accretion expense, of $4,894 and $37,754, respectively.

NOTE 8 – CONVERTIBLE DEBENTURES AND CONVERSION FEATURE LIABILITY

On September 24, 2024, the Company entered into Securities Purchase Agreements (“SPAs”) with various third-party lenders for the issuance of convertible debentures (“Debentures”) and warrants to purchase 430,805 common shares of the Company at an exercise price of $10.55 per share until September 24, 2029 (“Initial Debenture Warrants”) for $4,545,000.

The Debentures bore interest at 10% per annum, computed on the basis of a 360-day year and twelve 30-day months, and are due and payable with accrued interest thereon on September 24, 2026 (“Maturity Date”). Upon the occurrence of a Qualified Offering, being an offering of the Company’s securities for at least $10 million in aggregate gross proceeds in coordination with the simultaneous uplisting of the Company’s common shares onto a United States national securities exchange, the Debentures would automatically convert into the securities, including warrants, on the same terms as are applicable in the Qualified Offering at the lower of (i) the Conversion Price or (ii) the per security offering price in the Qualified Offering.

Upon closing of a Qualified Offering, each Initial Debenture Warrant holder was entitled to receive an additional 50% of warrants (“Additional Debenture Warrant”) with identical terms as the Initial Debenture Warrants.

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

On April 16, 2024, the Company amended the bonus rights agreements to extend the vesting date from April 15, 2024, through the earlier of April 28, 2027, a change of control, or attainment of the business value threshold with respect to any tranche. Additionally, the grant price was reduced from $39.50 to $29.75. As of June 30, 2025, and December 31, 2024, the Officers had earned 95,071 bonus rights.

As of June 30, 2025, and December 31, 2024, the Company recognized a bonus right liability of $187,851 and $102,783, respectively, to recognize the proportionate unvested bonus rights. Total compensation expense (recovery) for the bonus rights recognized within general and administrative expenses for the six months ended June 30, 2025, and 2024, was $82,598 and $(23,371), respectively. Total compensation expense (recovery) for the bonus rights recognized within research and development expenses for the six months ended June 30, 2025, and 2024, was $2,470 and $(13,989), respectively. As of June 30, 2025, and December 31, 2024, there was $240,706 and $264,043 of unrecognized compensation expense related to the bonus right awards, respectively.

In accordance with ASC 718, Share-Based Payments, the bonus right awards are considered liability-based awards and are revalued at each reporting date. The following weighted average assumptions were used in the Black-Scholes option-pricing model for the valuation of the bonus rights liability as of June 30, 2025, and December 31, 2024:

	June 30, 2025	December 31, 2024
Risk-free interest rate	3.72%	4.25%
Expected life (in years)	1.84	2.33
Volatility	140.89%	166.95%
Weighted average fair value per bonus right	$4.33	$3.30

NOTE 10 – STOCKHOLDERS’ EQUITY

Authorized Share Capital

The Company is authorized to issue the following share capital:

●	Unlimited common voting shares without par value (“Common Share”)

●	Unlimited Class A restricted voting shares without par value (“Restricted Share”)

●	Unlimited Class B Preferred Series A voting shares without par value, convertible on a 1:1 basis into Common Share (“Class B Preferred Share”)

Issued Share Capital

During the six months ended June 30, 2025, the Company issued 3,332 Common Shares for the exercise of 3,332 warrants at a price of $7.75 per share for total proceeds of $25,823. The Company did not issue any Restricted Shares or Class B Preferred Shares.

Warrants

During the six months ended June 30, 2025, the Company did not issue any warrants.

The schedule of activity for the warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price (as converted)	Remaining Contractual Term (Years)
Balance, December 31, 2024	3,635,962	$7.37	3.30
Exercised	(3,332)	7.75
Balance, June 30, 2025	3,632,630	$7.40	2.80

A summary of the warrants outstanding and exercisable as of June 30, 2025, is as follows:

Warrants Outstanding	Exercise Price	Expiry Date
129,861	$7.75	August 31, 2026
35,064	$7.75	October 16, 2026
101,000	$7.75	November 8, 2026
394,572	$7.75	December 22, 2026
720,123	$7.75	January 19, 2027
585,609	$7.23	February 16, 2028
86,200	$7.15 (CAD$9.75)	February 16, 2028
28,796	$7.15 (CAD$9.75)	March 15, 2028
262,287	$7.08	March 15, 2028
430,805	$7.19	September 24, 2029
642,892	$7.18	November 8, 2029
215,421	$7.19	November 13, 2029
3,632,630

Warrants Liabilities

a)	On August 31, 2023, the Company’s functional currency changed to the USD from the CAD; as such, the Company recorded a derivative liability on the warrants outstanding with CAD exercises prices. This derivative liability is being revalued at each reporting period.

As of June 30, 2025, and December 31, 2024, the Company revalued the derivative liability to $792,893 and $503,129, respectively, and recorded a loss on revaluation of $289,764 for the six months ended June 30, 2025 (six months ended June 30, 2024 – loss of $432,933).

Balance as of December 31, 2024	$503,129
Revaluation of derivative liability	289,764
Balance as of June 30, 2025	$792,893

A summary of warrants not issued for services with CAD exercise prices outstanding and exercisable as of June 30, 2025, is as follows:

Warrants Outstanding	Exercise Price	Expiry Date
86,200	$7.15 (CAD$9.75)	February 16, 2028
15,810	$7.15 (CAD$9.75)	March 15, 2028
102,010

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the re-valuations as of June 30, 2025, and December 31, 2024:

	June 30, 2025	December 31, 2024
Market price of public stock	$9.33	$5.89
Risk-free interest rate	3.68%	4.27%
Dividend yield	-	-
Expected life (in years)	2.64	3.14
Volatility	157%	158%
Weighted average fair value per warrant	$7.77	$4.93

b)	On September 24, 2024, the Company entered into SPAs with various third-party lenders for the issuance of the 430,805 Initial Debenture Warrants and 215,421 Additional Debenture Warrants.

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

As of June 30, 2025, the Company revalued the derivative liabilities to $4,514,619 (December 31, 2024 - $2,646,843) and recorded a loss on revaluation of $1,867,776 and $nil for the six months ended June 30, 2025, and 2024, respectively.

A summary of the Initial and Additional Debenture Warrants issued and outstanding as of June 30, 2025, is as follows:

Warrants Outstanding	Exercise Price	Expiry Date
430,805	$7.19	September 24, 2029
215,421	$7.19	November 13, 2029
646,226

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the revaluation for the Initial and Additional Debenture Warrant as of June 30, 2025, and December 31, 2024:

	June 30, 2025	December 31, 2024
Market price of public stock	$9.33	$5.89
Risk-free interest rate	3.74%	4.38%
Dividend yield	-	-
Expected life (in years)	4.28	4.73
Volatility	97%	94%
Weighted average fair value per warrant	$6.99	$4.10

c)	Agent Warrants issued in connection with the public offering.

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

As at June 30, 2025, the Company revalued the derivative liabilities to $4,537,055 (December 31, 2024 - $2,670,386) and recorded a loss on revaluation of $1,866,669 and $nil for the six months ended June 30, 2025, and 2024, respectively.

A summary of the agent warrants issued and outstanding as of June 30, 2025, is as follows:

Warrants Outstanding	Exercise Price	Expiry Date
642,892	$7.18	November 9, 2029

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the revaluations as of June 30, 2025, and December 31, 2024:

	June 30, 2025	December 31, 2024
Market price of public stock	$9.33	$5.89
Risk-free interest rate	3.74%	4.38%
Dividend yield	-	-
Expected life (in years)	4.36	4.86
Volatility	98%	95%
Weighted average fair value per warrant	$7.06	$4.15

Equity Incentive Plan

The Company’s 2025 Stock and Incentive Plan (the “2025 Incentive Plan”) for its employees, officers, consultants, advisors and non-employee Directors was approved by the stockholders on June 19, 2025. The 2025 Incentive Plan is to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, or other stock-based awards. The total number of Common Shares reserved under the 2025 Incentive Plan is 2,000,000, which does not include the options outstanding in prior existing Share Option Plans. As of June 30, 2025, no awards have been granted from the 2025 Incentive Plan.

Share Options

Common Share Options

The Company’s 2023 Share Option Plan (the “2023 Option Plan”) for its officers, directors, employees and consultants was approved by stockholders on June 27, 2023. Pursuant to the 2023 Option Plan, the Company may grant non-transferable share options totaling in aggregate up to 20% of the Company’s issued and outstanding Common Shares and Restricted Shares, exercisable for a period of up to ten years from the date of grant, and at an exercise price that will not be lower than the greater of the last closing price for the Common Shares as quoted on the CSE: (i) on the trading day prior to the date of grant; and (ii) the date of grant. All options granted pursuant to the 2023 Option Plan will be subject to such vesting requirements as may be imposed by the Board. In the event of a Change of Control, as defined in the 2023 Option Plan, all unvested options will vest immediately. Upon approval of the 2025 Incentive Plan on June 19, 2025, the Company closed the 2023 Option Plan to new grants. The options outstanding under the 2023 Option Plan are not included in the maximum number of share options available for grant pursuant to the 2025 Incentive Plan and are not subject to the terms of the 2025 Incentive Plan; as such, the 2023 Options will continue to be governed by the 2023 Option Plan.

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

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the valuation of the Common Share options issued:

	June 30, 2025	December 31, 2024
Risk-free interest rate	4.31%	4.34%
Expected life (in years)	10	10
Volatility	82%	82%
Weighted average fair value per option	$4.87	$5.58

The following table summarizes the total amount of share-based compensation expense related to service conditions for Common Share options during the three and six months ended June 30, 2025, and 2024:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Research and development	$38,756	$65,694	$71,835	$153,541
General and administrative	1,508,814	193,629	2,831,108	453,867
Total share-based compensation	$1,547,570	$259,323	$2,902,943	$607,408

As of June 30, 2025, there was an unrecognized share-based compensation expense relating to service conditions for common share options of $3,922,040.

Common share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balance, December 31, 2024	888,529	$4.58	8.36	$1,159,843
Granted	1,213,097	5.86
Balance, June 30, 2025	2,101,696	5.39	8.58	8,344,263
Options exercisable, June 30, 2025	901,168	$4.82	7.35	$4,072,379

(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common share. The calculation excludes options with an exercise price higher than the closing price of the Company’s share on the reporting date.

A summary of the Common Share options outstanding at June 30, 2025, is as follows:

Options Outstanding	Options Exercisable	Exercise Price		Expiry Date
7,300	7,300	5.13	(CAD$7.00)	September 30, 2025
82,367	82,367	4.03	(CAD$5.50)	September 30, 2025
1,566	1,566	$10.00		June 1, 2029
1,566	1,566	$10.00		July 22, 2030
104,000	104,000	$5.13	(CAD$7.00)	August 3, 2031
37,600	37,600	$5.13	(CAD$7.00)	December 20, 2031
8,600	8,600	$5.13	(CAD$7.00)	February 14, 2032
18,000	18,000	$5.13	(CAD$7.00)	May 31, 2032
477,600	386,185	$4.03	(CAD$5.50)	June 8, 2033
32,000	5,334	$11.00	(CAD$15.00)	October 21, 2034
84,000	14,002	$6.01	(CAD$8.20)	November 26, 2034
34,000	5,668	$5.03		December 24, 2034
10,000	834	6.00		January 14, 2035
52,500	4,380	5.80		February 12, 2035
1,005,822	215,678	5.93		February 25, 2035
8,000	666	5.75		March 4, 2035
89,200	7,422	5.55		March 20, 2035
12,000	-	5.08		April 2, 2035
35,575	-	4.83		April 7, 2035
2,101,696	901,168

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

The following table summarizes the total amount of share-based compensation expense related to performance conditions for ACI Canada legacy performance options during the three and six months ended June 30, 2025, and 2024:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Research and development	$-	$116,004	$-	116,004
Total share-based compensation	$-	$116,004	$-	$116,004

As of June 30, 2025, and December 31, 2024, there was no unrecognized share-based compensation expense relating to service condition awards.

The following table summarizes ACI Canada legacy performance option activity for the Company:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balance, December 31, 2024	265,642	0.22	3.48	1,506,321
Balance, June 30, 2025	265,642	0.22	2.98	2,420,129
Options exercisable, June 30, 2025	258,362	$0.22	2.96	$2,354,027

(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common share. The calculation excludes options with an exercise price higher than the closing price of the Company’s shares on the reporting date

A summary of the ACI Canada legacy performance options outstanding at June 30, 2025, is as follows:

Options Outstanding	Options Exercisable	Exercise Price	Expiry Date
36,000	36,000	$0.025	February 1, 2026
27,642	27,642	$0.25	December 31, 2027
122,000	121,120	$0.25	September 1, 2028
80,000	73,600	$0.25	June 1, 2029
265,642	258,362

NOTE 11 – CMS LICENSE AND COLLABORATION AGREEMENT

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

Regulatory, Technical, and Clinical Assistance

The Company’s promise to provide supporting services, whether directly or in participation with the Joint Steering Committee, to CMS is expected to be primarily fulfilled during the early stages of the contract through commercialization of the Product. These services represent a distinct performance obligation and will be recognized over time as the services are rendered. Based on estimated effort and project timelines, $223,300 of revenue was allocated to be recognized ratably over the first year 2025, with $192,500 expected to be recognized in 2026 and $58,300 in 2027. As of June 30, 2025, the Company recognized $111,650 of revenue related to these services.

Development and Regulatory Milestone Payments

The potential development and regulatory milestone payments are contingent upon the occurrence of certain milestones as defined in the CMS License Agreement. These payments have been fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods. As such, they have been excluded from the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price. The updated transaction price will be allocated to the two identified performance obligations based on estimated SSP. As of June 30, 2025, the Company has not recognized any revenue associated with the development and regulatory milestones.

Sales Milestone Payments and Royalties

Any consideration related to sales milestones or royalties will be recognized if and when the related sales occur as such amounts are determined to relate predominantly to the license granted to CMS. Accordingly, this consideration has been excluded from the transaction price. No allocation to performance obligations will be performed, as both the license and related assistance are expected to be satisfied by the time sales milestones and royalties are earned. No sales milestone or royalty revenue was recognized as of June 30, 2025.

As of June 30, 2025, no amounts were due from CMS, and no receivables or contract assets had been recorded in relation to the CMS License Agreement.

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

On February 18, 2025, the Company increased Mr. McFadden’s annual base compensation to $625,000.

In April 2022, Mr. McFadden was granted the ability to earn up to 327,830 bonus rights of which 65,566 bonus rights had been earned as of June 30, 2025 (Note 9). The value of these bonus rights was determined to be $134,958 and $74,587 as of June 30, 2025, and December 31, 2024, respectively, and is included in other liabilities.

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

On February 18, 2025, the Company increased Ms. D’Angelo’s annual base compensation to $500,000.

In May 2022, Ms. D’Angelo was granted the ability to earn up to 42,618 bonus rights of which 29,505 bonus rights had been earned as of June 30, 2025 (Note 9). The value of these bonus rights was determined to be $52,893 and $28,196 as of June 30, 2025, and December 31, 2024, respectively, and is included in other liabilities.

As of June 30, 2025, and December 31, 2024, $397,644 and $799,941, respectively, is owing to directors and officers of the Company and has been included in accounts payable and accrued liabilities. These balances are in relation to fees and management compensation and are non-interest bearing, unsecured and due on demand.

As of June 30, 2025, and December 31, 2024, the Company owed NLS $nil and $911,463 respectively. During the six months ended June 30, 2025, and 2024, the Company recorded interest expense and amortization of the premium, included in accretion expense, of $4,894 and $37,754, respectively (Note 7).

Summary of key management personnel compensation:

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Management fees and salaries in research and development	$41,680	$372,786
Management fees and salaries in selling, general and administrative expenses	1,233,828	725,279
Share-based compensation in research and development	34,434	264,722
Share-based compensation in selling, general and administrative expenses	1,261,617	453,868
Total related party transactions	$2,571,559	$1,816,655

NOTE 13 – COMMITMENTS AND CONTINGENCIES

ALPHA-1062 Technology

In March 2015, the Company entered into the Memogain Technology License Agreement (“License Agreement”) with NLS for the exclusive right and license to further develop and exploit the ALPHA-1062, formerly Memogain, Technology. The License Agreement set out the consideration as follows:

●	The Company assumed all of NLS’s obligations under the Memogain Asset Purchase Agreement which consisted of cumulative total payments to Galantos Pharma GmbH of $11,742,000 (EUR 10,000,000), the cumulative total may be increased to $17,613,000 (EUR 15,000,000) subject to certain provisions, involving sub-licensing the ALPHA-1062 technology and Company the receiving an upfront out-licensing payment of no less than $9,394,000 (EUR 8,000,000). Royalty payments, are determined as follows (collectively the “Galantos Royalty Payments”):

o	3% of the net sales revenue received by the Company from the sale of any products relating to the ALPHA-1062 Technology;

o	10% of any sublicensing revenue; and

o	25% of an upfront payment or milestone payment paid by a sub-licensee to the Company;

●	Upon completion of the Galantos Royalty Payments, a royalty payment to NLS of 1% of the revenue received from the ALPHA-1062 Technology by the Company over $100 million per annum; and

●	The issuance of a promissory note of $1,400,000 to NLS (Note 7).

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

As of June 30, 2025, the Company has recognized royalty fees of $797,389, of which $755,944 has been paid.

On January 1, 2016, the Company assumed NLS’s obligations under a Royalty Agreement with Galantos Consulting dated August 31, 2013, which consist of cumulative total payments to Galantos Consulting of $2,348,000 (EUR 2,000,000), the cumulative total may be increased to $3,523,000 (EUR 3,000,000) subject to certain provisions, which is to be paid as follows (collectively the “Galantos Consulting Payments”):

●	1% of the net sales revenue received by the Company from the sale of any products relating to the ALPHA-1062 Technology;

●	2% of any sublicensing revenue; and

●	2% of an upfront payment or milestone payment paid by a sub-licensee to the Company.

The termination date is set as the date at which no further payments of any nature are due.

As of June 30, 2025, the Company has recognized royalty fees of $75,994, of which $63,601 has been paid.

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

NOTE 14 – NET LOSS PER SHARE

Net loss per common share has been computed on the basis of the weighted-average number of common shares outstanding during the three and six months ended June 30, 2025, and 2024. As the Company was in a loss position for the three and six months ended June 30, 2025, and 2024, basic net loss per share was the same as diluted net loss per share for the periods presented.

The following table sets forth the computation of (loss) earnings per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator
Net loss – basic and diluted	$(10,488,952)	$(2,115,512)	$(12,495,495)	$(7,118,223)

Denominator
Weighted average shares used to compute net loss per share, basic and diluted	16,020,702	6,009,373	16,020,015	5,877,006

Net loss per share – basic and diluted	$(0.65)	$(0.35)	$(0.78)	$(1.21)

The following potentially dilutive common shares related to outstanding securities for the six months ended June 30, 2025, and 2024 were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the period, see below:

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Warrants	3,632,630	2,453,315
Common Share options	2,101,696	815,975
ACI Canada legacy performance options	265,642	265,642
Total anti-dilutive features	5,999,968	3,534,932

NOTE 15 – SUBSEQUENT EVENTS

a)	Subsequent to June 30, 2025, the Company granted the following Common Shares options:

i)	6,400 Common Shares options to employees of the Company with an exercise price of $11.24 per share for a period of ten years from date of grant. The options will vest over three years, with one-third vesting on the first anniversary and then on a quarterly basis for the next two years.

ii)	3,200 Common Shares options to employees of the Company with an exercise price of $9.11 per share for a period of ten years from date of grant. The options will vest over three years, with one-third vesting on the first anniversary and then on a quarterly basis for the next two years.

b)	On July 23, 2025, the Company issued 9,090 Common Shares for the exercise of 9,090 warrants at a price of $7.75 per share for total proceeds of $70,448.

c)	On August 6, 2025, the Company issued 128,578 Common Shares for the exercise of 128,578 warrants at a price of $7.18 per share for total proceeds of $923,190.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as previously filed with the Commission. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Special Note Regarding Forward-Looking Statements.”

Overview

The Company is a commercial stage biopharmaceutical company dedicated to developing treatments for patients suffering from neurodegenerative diseases, such as Alzheimer’s disease (“Alzheimer’s disease” or “AD”), for which there are limited or no treatment options. The Company focuses on the commercial manufacturing and commercial sales of ZUNVEYL oral tablet formulation. The Company’s commercial program for ZUNVEYL is primarily focused on its a long-term care commercial team that can focus on providing key points of differentiation, exploiting key issues with existing AChEI treatments, and franchising potential additional indications and new products.

The Company launched ZUNVEYL on March 17, 2025, and targets the largest volume nursing homes specializing in Alzheimer’s Disease, leveraging an account-based sales team with demonstrated success in LTC, positioning ZUNVEYL with Medicare payors, and developing strategic and clinical partnerships with consultant pharmacists and long-term care pharmacies. Alpha Cognition has set the Wholesale Acquisition Cost (WAC) for its latest therapeutic product at $749 per month. This pricing reflects the company’s commitment to balancing patient access with the value of innovative healthcare solutions. By establishing a competitive WAC price, Alpha Cognition aims to enhance affordability and ensure patients can benefit from our advanced treatment options. Patients’ out-of-pocket cost for treatment with ZUNVEYL will depend on their length of treatment and their insurance. The Company has three additional pre-clinical development programs: ZUNVEYL in combination with memantine for the treatment of moderate-to-severe Alzheimer’s disease, ALPHA-1062 sublingual formulation, ALPHA-1062 intranasal (“ALPHA-1062IN”) formulation for the treatment of cognitive impairment with mild traumatic brain injury (mTBI; otherwise known as concussion) and ALPHA-0602, ALPHA-0702 & ALPHA-0802, also referred to as ‘Progranulin’ and ‘Progranulin GEM’s’, for the treatment of neurodegenerative diseases including amyotrophic lateral sclerosis, otherwise known as ALS or Lou Gehrig’s disease and spinal muscular atrophy (SMA).

ZUNVEYL, is a patented new innovative product being positioned as a next generation acetylcholinesterase inhibitor for the treatment of Alzheimer’s disease, with expected minimal gastrointestinal side effects. ZUNVEYL’s active metabolite is differentiated from donepezil and rivastigmine in that it binds neuronal nicotinic receptors, most notably the alpha-7 subtype, which is known to have a positive effect on cognition. ZUNVEYL is in pre-clinical development in combination with memantine to treat moderate to severe Alzheimer’s disease, in pre-clinical development with sublingual formulation for patients suffering from dysphagia, and ALPHA-1062IN is intended to be out-licensed for pre-clinical development to study an intranasal formulation for cognitive impairment with mTBI.

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

The Company is the parent company of Alpha Cognition Canada Inc. (“Alpha Canada” or “ACI Canada”) which is the parent company of Alpha Cognition USA Inc. (“ACI USA”). As of May 1, 2023, the Company’s common shares commenced trading on the CSE under the symbol “ACOG”, previously the Company’s shares were traded on the TSX-V until April 28, 2023, when the Company had them delisted. As of November 12, 2024, the Company’s common shares commenced trading on The Nasdaq Capital Market under the symbol “ACOG”. The Company’s shares were voluntarily delisted from the CSE on December 17, 2024.

Operations

As of June 30, 2025, the Company had a deficit of $88,780,533 (December 31, 2024 – $76,285,038) which has been primarily financed by equity. The Company had $39,463,610 in cash and cash equivalents, including restricted cash, and $3,039,658 in current liabilities (of which $34,464 is payable from the Company’s available restricted cash balance) as of June 30, 2025. The Company’s continuing operations, as intended, are highly dependent upon its ability to obtain additional funding and eventually generate cash flows. Management is of the opinion that it does have sufficient working capital to fully meet the Company’s liabilities and commitments as outlined and planned in the following discussion. Management is of the opinion it will need to raise additional capital to cover upcoming planned Research and Development (“R&D”), commercialization of ZUNVEYL and operating costs. Possible sources of such capital may come from private placements and public offerings of the Company’s common shares and funds received from the exercise of warrants and share options. Additionally, the Company will also consider funding that may arise through partnership activities, including royalties, and debt. There is a risk that additional financing will not be available on a timely basis, on terms acceptable, or at all to the Company.

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

Foreign exchange gain (loss)

The foreign exchange gain (loss) amount consists of changes in the value of the Canadian Dollar compared to the U.S. Dollar throughout the year.

Results of Operations

Comparison of the Three Months ended June 30, 2025 and 2024

	For the Three Months Ended June 30,		Dollar	Percentage
	2025	2024	Change	Change

Revenue
Product sales, net	$1,576,411	$-	$1,576,411	100%
Licensing revenue	81,276	-	81,276	100
Total revenue	1,657,687	-	1,657,687	100

Cost and Expenses
Cost of product sales, excluding amortization of intangible asset	440,979	-	440,979	100
License royalty cost of sales	93,118	-	93,118	100
Amortization of intangible assets	5,386	19,760	(14,374)	(73)
Research and development	317,120	967,200	(650,080)	(67)
Selling, general and administrative expenses	6,538,085	1,434,251	5,103,834	356
Total costs and expenses	7,394,688	2,421,211	4,973,477	205

Loss before other income (expenses)	(5,737,001)	(2,421,211)	(3,315,790)	137

Other income (expense)
Foreign exchange (loss) gain	(5,530)	(6,862)	1,332	(19)
Interest income	425,026	2,160	422,866	19,577
Grant income	-	138,561	(138,561)	(100)
Interest expense	644	(15,216)	15,860	(104)
Gain (loss) on warrant liabilities	(5,172,091)	187,056	(5,359,147)	(2,865)
Total other income (expense)	(4,751,951)	305,699	(5,057,650)	(1,654)

Net loss and comprehensive loss	$(10,488,952)	$(2,115,512)	(8,373,440)	396

Net loss per share, basic and diluted	$(0.65)	$(0.35)	$(0.30)	86

Weighted-average shares used to compute net loss per share, basic and diluted	16,020,702	6,009,373	10,011,329	167%

Comparison of the Six Months ended June 30, 2025 and 2024

	For the Six Months Ended June 30,		Dollar	Percentage
	2025	2024	Change	Change

Revenue
Product sales, net	$1,923,340	$-	$1,923,340	100%
Licensing revenue	2,663,001	-	2,663,001	100
Total revenue	4,586,341	-	4,586,341	100

Cost and Expenses
Cost of product sales, excluding amortization of intangible asset	467,520	-	467,520	100
License royalty cost of sales	903,118	-	903,118	100
Amortization of intangible assets	10,773	40,354	(29,581)	(73)
Research and development	724,631	1,883,916	(1,159,285)	(62)
Selling, general and administrative expenses	11,903,732	4,908,459	6,995,273	143
Total costs and expenses	14,009,774	6,832,729	7,177,045	105

Loss before other income (expenses)	(9,423,433)	(6,832,729)	(2,590,704)	38

Other income (expense)
Foreign exchange (loss) gain	(6,487)	(21,491)	15,004	(70)
Interest income	895,702	14,230	881,472	6,194
Grant income	71,095	272,340	(201,245)	(74)
Interest expense	(8,163)	(23,474)	15,311	(65)
Impairment of intangible assets	-	(39,166)	39,166	(100)
Gain (loss) on warrant liabilities	(4,024,209)	(432,933)	(3,591,276)	830
Provision for loan losses	-	(55,000)	55,000	(100)
Total other income (expense)	(3,072,062)	(285,494)	(2,786,568)	976

Net loss and comprehensive loss	$(12,495,495)	$(7,118,223)	(5,377,272)	76

Net loss per share, basic and diluted	$(0.78)	$(1.21)	$0.43	(36)

Weighted-average shares used to compute net loss per share, basic and diluted	16,020,015	5,877,006	10,143,009	173%

Research and development expenses

Comparison of Research and Development for the Three Months ended June 30, 2025 and 2024

Research and development expenses decreased by $650,080, or 67%, from $967,200 for the three months ended June 30, 2024, to $317,120 for the three months ended June 30, 2025. The decrease is primarily due to lower product development costs of approximately $175,000, and less time allocated to management and employees, which resulted in lower management fees and salaries, share-based compensation and employees of approximately $358,000. The Company reduced time in research and development after the FDA approval in July 2024.

Comparison of Research and Development for the Six Months ended June 30, 2025 and 2024

Research and development expenses decreased by $1,159,285, or 62%, from $1,883,916 for the six months ended June 30, 2024, to $724,631 for the six months ended June 30, 2025. The decrease is primarily due to lower product development costs of approximately $424,000, and less time allocated to management and employees, which resulted in lower management fees and salaries, share-based compensation and employees of approximately $602,000. The Company reduced time in research and development after the FDA approval in July 2024.

General and administrative expenses

Comparison of General and Administrative Expenses for the Three Months ended June 30, 2025 and 2024

General and administrative expenses increased by $5,103,834 or 356%, from $1,434,251 for the three months ended June 30, 2024, to $6,538,085, for the three months ended June 30, 2025. Commercial operations, consulting fees, management fees and salaries, employee costs and other general and administrative costs increased by approximately $3,691,000, in support of the Company’s expansion in commercial operations and launch of ZUNVEYL. Share-based compensation increased by approximately $1,315,000 primarily due to the grant options issued during the six months ended June 30, 2025.

Comparison of General and Administrative Expenses for the Six Months ended June 30, 2025 and 2024

General and administrative expenses increased by $6,995,273 or 346%, from $4,908,459 for the six months ended June 30, 2024, to $11,903,732, for the six months ended June 30, 2025. Commercial operations, management fees and salaries, employee costs, marketing and other general and administrative costs increased by approximately $6,186,000, in support of the Company’s expansion in commercial operations and launch of ZUNVEYL. Share-based compensation increased by approximately $2,377,000 primarily due to the grant options issued during the six months ended June 30, 2025. Consulting fees decreased by approximately $1,657,000 due to reduction in services for raising capital.

Interest Income

Interest income consists of interest earned on the Company’s cash.

Interest income increased $422,866 or 19,577% from $2,160 for the three months ended June 30, 2024, to $425,026 for the three months ended June 30, 2025. Interest income increased $881,472 or 6,194% from $14,230 for the six months ended June 30, 2024, to $895,702 for the six months ended June 30, 2025.

Grant Income

The Company received grant revenue from the Army Medical Research and Material Command on June 5, 2023, for a pre-clinical study on the use of the ALPHA-1062 Intranasal to reduce blast of mTBI induced functional deficit and brain abnormalities. During the three months ended June 30, 2025, and 2024, the Company recorded grant income of $nil and $138,561, respectively. During the six months ended June 30, 2025, and 2024, the Company recorded grant income of $71,095 and $272,340, respectively.

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

The loss of $5,172,091 for the three months ended June 30, 2025, for the fair value of the warrant liabilities was a net change of $5,359,147, or 2,865%, compared to a gain of $187,056 for the three months ended June 30, 2024. The loss of $4,024,209 for the six months ended June 30, 2025, for the fair value of the warrant liabilities was a net change of $3,591,276, or 830%, compared to a loss of $432,933 for the six months ended June 30, 2024. The change was primarily due to the additional derivatives from the conversion of the convertible debentures and US IPO in November 2024 and the fluctuation in the Company’s stock price.

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

Financing Activities

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2025, and 2024:

	For the Six Months Ended June 30,		Dollar	Percentage
	2025	2024	Change	Change
Consolidated Statement of Cash Flows Data
Cash used in operating activities	$(8,183,776)	$(3,873,814)	$(4,309,962)	111%
Cash used in investing activities	$(71,585)	$-	$(71,585)	100%
Net cash provided by (used in) financing activities	$(845,111)	$3,573,424	$(4,418,535)	(124)%
Share-based compensation	$2,902,943	$723,412	$2,179,531	301%

Cash provided by/(used in) operating activities

Cash used in operating activities increased by $4,309,962 to $8,183,776 for the six months ended June 30, 2025, from $3,873,814 for the comparative period. The change in cash flows from operating activities represents the effect on cash flows from net losses adjusted for items not affecting cash, principally amortization and depreciation, accrued expenditures for government grant, share-based compensation, impairment of intangible assets, provision for loan losses, shares issued for services, and the changes in the value of conversion feature liability, warrant liabilities, and bonus rights liability, in addition to net changes in non-cash balances related to working capital items.

Cash used in investing activities

Cash used in investing activities increased by $71,585 to $71,585 for the six months ended June 30, 2025, from $nil compared to the comparative period. During the six months ended June 30, 2025, investing activities consisted of acquiring equipment due expansion of commercial activity.

Cash provided by/(used in) financing activities

Cash provided by financing activities for the six months ended June 30, 2025, decreased by $4,418,535 compared to the comparative period. During the six months ended June 30, 2025, financing activities was primarily due to the principal repayment of the promissory note of $911,463 and receiving $174,675 in government grant proceeds offset by $134,146 of related grant expenses. During the six months ended June 30, 2024, financing activities primarily consisted of raising proceeds of $3,732,469 from units issued for cash, proceeds of $160,000 from the exercise of warrants and receiving $290,825 in government grant proceeds offset by $205,917 of related expenses.

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

Critical Accounting Estimates

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

Use of Estimates and Assumptions

There have been no significant changes to our critical accounting estimates since December 31, 2024. For a description of our critical accounting estimates and significant judgments used in the preparation of our condensed consolidated financial statements, refer to Note 2 to our Condensed Consolidated Financial Statements included in this Quarterly Report, as well as Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report and Note 2 to our audited Consolidated Financial Statements contained in our 2024 Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the six months ended June 30, 2025, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not currently a party to any material legal proceedings. However, from time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Repurchase of Equity Securities

During the six months ended June 30, 2025, the Company did not repurchase any of its equity securities.

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

Consistent with the Company’s described use of proceeds in its registration statement, to date the Company has spent approximately $5.59 million of its net proceeds to begin our efforts toward our commercialization and launch of ZUNVEYL formerly known as ALPHA-1062 in Alzheimer’s disease; approximately $1.33 million for continued commercial CMC activities (chemistry, manufacturing, and controls); approximately $0.91 million on repayment of outstanding loan and approximately $4.02 million for working capital and general corporate purposes. As of June 30, 2025, the Company has approximately $34.3 million of the net proceeds remaining in the bank.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) During the quarter ended June 30, 2025, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Notice of Articles, previously filed as Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on June 14, 2024 and incorporated herein by reference (File No. 333-280196)
3.2	Articles, previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on October 3, 2024 and incorporated herein by reference (File No. 333-280196)
4.1	Specimen common share certificate, previously filed as Exhibit 4.1 to the Company’s Form S-1 filed with the SEC on June 14, 2024 and incorporated herein by reference (File No. 333-280196)
42	Escrow Agreement by and between the Company, Computershare Investor Services Inc. and certain stockholders of the Company dated March 18, 2021, previously filed as Exhibit 4.2 to the Company’s Form S-1 filed with the SEC on June 14, 2024 and incorporated herein by reference (File No. 333-280196)
4.3	Form of Warrant issued September 24, 2024, previously filed as Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on September 25, 2024 and incorporated herein by reference (File No. 333-280196)
4.4	Form of Convertible Note issued September 24, 2024, previously filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on September 25, 2024 and incorporated herein by reference (File No. 333-280196)
4.5	Form of Pre-Funded Warrant, previously filed as Exhibit 4.5 to the Company’s Form S-1/A filed with the SEC on October 25, 2024 and incorporated herein by reference (File No. 333-280196)
4.6	Form of Underwriters Warrant, previously filed as Exhibit 4.6 to the Company’s Form S-1/A filed with the SEC on October 25, 2024 and incorporated herein by reference (File No. 333-280196)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Loss) for the six months ended June 30, 2025 and 2024, (ii) Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA COGNITION INC. (Registrant)

Dated: August 14, 2025	By:	/s/ Michael McFadden
Michael McFadden,
Chief Executive Officer