Form 10-Q
period 2025-09-30
Alpha Cognition Inc.
filed 2025-11-13
CIK 1655923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 21,742,104 common shares, without par value, outstanding as of November 13, 2025.

ALPHA COGNITION INC.

FORM 10-Q

For the Quarter Ended September 30, 2025

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALPHA COGNITION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025 (Unaudited)	2024

ASSETS

Current assets
Cash and cash equivalents	$35,398,899	$48,546,210
Restricted cash	58,400	17,872
Accounts receivable, net	2,845,701	-
Inventory	4,499,363	615,133
Prepaid expenses and other current assets	2,899,287	1,071,963
Total current assets	45,701,650	50,251,178
Other assets	-	45,714
Equipment, net	202,754	27,077
Intangible assets, net	396,809	412,969
Total assets	$46,301,213	$50,736,938

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$6,529,007	$2,439,289
Current portion of promissory note - related party	-	911,463
Current deferred income	301,216	-
Total current liabilities	6,830,223	3,350,752
Deferred income	135,450	-
Warrant liabilities	5,269,564	5,820,358
Other long-term liabilities	152,166	102,783
Total liabilities	12,387,403	9,273,893

Stockholders’ equity
Common shares, no par value, unlimited shares authorized, 16,250,588 and 16,019,787 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	101,826,126	99,128,230
Class B preferred shares, no par value, unlimited shares authorized, 316,655 shares issued and outstanding as of September 30, 2025, and December 31, 2024	62	62
Additional paid-in capital	22,290,530	18,724,092
Accumulated other comprehensive loss	(104,301)	(104,301)
Accumulated deficit	(90,098,607)	(76,285,038)
Total stockholders’ equity	33,913,810	41,463,045
Total liabilities and stockholders’ equity	$46,301,213	$50,736,938

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue
Product, net	$2,334,222	$-	$4,257,562	$-
Licensing	506,636	-	3,169,637	-
Total revenue	2,840,858	-	7,427,199	-

Operating Expenses
Cost of product sales, excluding amortization of intangible asset	162,777	-	294,672	-
Cost of licensing revenue	465,284	-	1,368,402	-
Amortization of intangible asset	5,387	19,761	16,160	60,115
Research and development	573,592	996,029	1,298,223	2,879,945
Selling, general and administrative expenses	6,945,804	1,471,994	19,185,161	6,380,453
Total operating expenses	8,152,844	2,487,784	22,162,618	9,320,513

Loss before other income (expenses)	(5,311,986)	(2,487,784)	(14,735,419)	(9,320,513)

Other income (expenses)
Interest income (expense), net	377,671	(16,763)	1,265,210	(26,007)
Grant income	10,000	61,122	81,095	333,462
Gain (loss) of warrant liabilities	3,671,758	591,736	(352,451)	158,803
Other expenses	(65,517)	(8,217)	(72,004)	(123,874)
Total other income (expenses)	3,993,912	627,878	921,850	342,384

Net loss and comprehensive loss	$(1,318,074)	$(1,859,906)	$(13,813,569)	$(8,978,129)

Weighted average shares outstanding, basic	16,144,120	6,030,259	16,051,354	5,928,460

Net loss per share, basic	$(0.08)	$(0.31)	$(0.86)	$(1.51)

Adjusted net loss, diluted	$(4,985,664)	$(1,859,906)	$(14,045,890)	$(8,978,129)

Weighted average shares outstanding, diluted	16,413,023	6,030,259	16,086,664	5,928,460

Net loss per share, diluted	$(0.30)	$(0.31)	$(0.87)	$(1.51)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2025 and 2024

For the three months ended September 30, 2025

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, June 30, 2025	16,023,119	$99,154,053	316,655	$62	$21,627,035	$(104,301)	$(88,780,533)	$31,896,316
Options exercised	89,801	775,190	-		(410,585)	-	-	364,605
Warrants exercised	137,668	1,896,883			-	-	-	1,896,883
Stock-based compensation	-	-	-	-	1,074,080	-	-	1,074,080
Net loss	-	-	-	-	-	-	(1,318,074)	(1,318,074)
Balance, September 30, 2025	16,250,588	$101,826,126	316,655	$62	$22,290,530	$(104,301)	$(90,098,607)	$33,913,810

For the three months ended September 30, 2024

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, June 30, 2024	6,020,216	$49,359,696	316,655	$62	$18,467,705	$(104,301)	$(68,766,396)	$(1,043,234
Warrants exercised	14,000	140,000	-	-	-	-	-	140,000
Stock-based compensation	-	-	-	-	193,741	-	-	193,741
Net loss	-	-	-	-	-	-	(1,859,906)	(1,859,906)
Balance, September 30, 2024	6,034,216	$49,499,696	316,655	$62	$18,661,446	$(104,301)	$(70,626,302)	$(2,569,399)

ALPHA COGNITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2025 and 2024

For the nine months ended September 30, 2025

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, December 31, 2024	16,019,787	$99,128,230	316,655	$62	$18,724,092	$(104,301)	$(76,285,038)	$41,463,045
Options exercised	89,801	775,190	-		(410,585)	-	-	364,605
Warrants exercised	141,000	1,922,706	-	-	-	-	-	1,922,706
Stock-based compensation	-	-	-	-	3,977,023	-	-	3,977,023
Net loss	-	-	-	-	-	-	(13,813,569)	(13,813,569)
Balance, September 30, 2025	16,250,588	$101,826,126	316,655	$62	$22,290,530	$(104,301)	$(90,098,607)	$33,913,810

For the nine months ended September 30, 2024

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, December 31, 2023	4,728,355	$39,760,287	316,655	$62	$17,288,430	$(104,301)	$(61,648,173)	$(4,703,695)
Units issued for cash	678,630	3,732,469	-	-	-	-	-	3,732,469
Shares issued for services	413,445	2,273,949						2,273,949
Share issuance costs	168,886	(987,988)	-	-	582,245	-	-	(405,743)
Options exercised	14,900	128,182	-	-	(126,382)	-	-	1,800
Warrants exercised	30,000	300,000	-	-	-	-	-	300,000
Stock-based compensation	-	-	-	-	917,153	-	-	917,153
Reallocation of derivative liability on re-pricing of warrants from CAD to USD exercise price	-	4,292,797	-	-	-	-	-	4,292,797
Net loss	-	-	-	-	-	-	(8,978,129)	(8,978,129)
Balance, September 30, 2024	6,034,216	$49,499,696	316,655	$62	$18,661,446	$(104,301)	$(70,626,302)	$(2,569,399)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024

Cash flows used in operating activities
Net loss	$(13,813,569)	$(8,978,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,449	60,825
Accretion of discount on convertible debentures	-	64,101
Accrued expenditures for government grant	53,051	23,767
Accrued interest	-	11,266
Loss (gain) on warrant liabilities	352,451	(158,803)
Change in fair value of bonus rights liability	49,383	(9,875)
Debt issuance costs	-	354,791
Provision for loan losses	-	55,000
Impairment of intangible assets	-	39,166
Loss on disposal of equipment	18,000	-
Share-based compensation	3,977,023	917,153
Shares issued for services	-	2,273,949
Changes in non-cash operating working capital items:
Accounts receivable, net	(2,845,701)	-
Inventories	(3,884,230)	-
Prepaid expenses and other current assets	(1,924,254)	(454,617)
Accounts payable and accrued liabilities	4,089,718	349,479
Deferred income	422,730	-
Net cash used in operating activities	(13,473,949)	(5,451,927)

Cash flows used in investing activities
Acquisition of equipment	(145,966)	-
Net cash used in investing activities	(145,966)	-

Cash flows provided by (used in) financing activities
Units issued for cash	-	3,732,469
Exercise of options	364,605	1,800
Exercise of warrants	1,019,461	300,000
Repayment of promissory notes	(911,463)	-
Proceeds received from restricted government grant	174,675	373,825
Amounts paid from restricted government grant funds	(134,146)	(357,228)
Proceeds from the issuance of convertible debentures	-	4,545,000
Debt issuance costs	-	(459,360)
Share issuance costs	-	(405,753)
Net cash provided by (used in) financing activities	513,132	7,730,753

Change in cash, cash equivalents, and restricted cash during the period	(13,106,783)	2,278,826
Cash, cash equivalents, and restricted cash beginning of period	48,564,082	1,494,573
Cash, cash equivalents, and restricted cash end of period	$35,457,299	$3,773,399

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024

Supplemental Disclosure
Cash paid for interest	$4,894	$37,754

Supplemental non-cash disclosures
Reclassification of derivative liability for warrants exercised	$903,245	$-
Reclassification of derivative liability for warrants re-priced from CAD to USD exercise price	$-	$3,942,575
Common shares issued for share issuance costs	$-	$928,874
Warrants issued for share issuance costs	$-	$582,245
Common shares issued for services	$-	$2,273,949

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

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

The interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the audited annual financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2025 and its results of operations and statements of equity for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The information included in this Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Liquidity - The Company does not have sufficient operating revenue to finance its existing obligations and has relied on external financing, such as debt and equity raises, to generate capital to maintain its capacity to meet working capital requirements. The Company has relied on debt and equity raises to finance its operating activities since incorporation. The Company has successfully raised funds that exceed the Company’s working capital requirements for the next 12 months from the date of issuance of these condensed consolidated financial statements. The Company expects to continue to rely on debt and the issuance of shares, and possibly other non-dilutive financing options to finance its ongoing operations and plans for commercialization of ZUNVEYL. However, there is a risk that additional financing will not be available on a timely basis or on terms acceptable to the Company.

Use of Estimates and Assumptions – The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and disclosure of contingent liabilities as of the date of the unaudited condensed interim consolidated financial statements and the reported amounts of expenses during the reporting period. The Company’s most significant estimates relate to the fair value of its warrant liabilities, bonus rights liability, and stock option grants, and its estimates of the standalone selling prices of certain performance obligations. On an ongoing basis, management evaluates its estimates, to ensure that those estimates effectively reflect changes in the Company’s business and new information as it becomes available. Management bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to forecasted amounts and future events. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Product Sales, Net

Products are primarily sold to direct customers such as wholesalers and pharmacies. The Company’s contractual performance obligations are generally limited to the transfer of control of the product to the customer. For Zunveyl tablets provided to customers, revenue is recognized at the point in time when control of the goods transfers to the customer. The Company’s contracts typically stipulate F.O.B. (Free on Board) destination terms. Consequently, revenue is recognized when the drugs are delivered to the customer’s location or any destination designated by the customer for drop-shipment. This arrangement is not a consignment arrangement, and therefore, the Company recognizes revenue upon the delivery of goods to the customer. The Company’s payment terms to customers range from 30 to 96 days; payment terms differ by customer and by product.

Revenue from the Company’s product sales is reduced for expected prompt pay discounts, chargebacks, product returns, recalls, rebates, and consideration payable to customers, collectively referred to as gross-to-net (GTN) adjustments. Estimates of GTN adjustments are based various factors such as historical experience, projected market conditions, production expiration dates, analogs and the specific terms of the Company’s agreements with payers and customers.

Consideration payable to customers comprises of distributor fees. These service fees for distribution services are calculated as a percentage of monthly product sales based on the Wholesale Acquisition Cost (WAC). These fees are paid to customers for services such as access to inventory and sales data to pharmacies, inventory management, accounts receivable administration, and return and chargeback administration. Fees paid to customers for services that are integral activities within the distribution chain with the customer, specifically related to the Company’s sales of Zunveyl, are recognized as a reduction of revenue since these activities are not considered distinct from the Company’s promise to sell Zunveyl through the distribution channel to end customers. Fees paid to customers for services that transfer a distinct service to the Company, such as logistics services, are recorded as operating expenses.

Variable consideration is re-evaluated at least on a quarterly basis and typically monthly. The amount of variable consideration can vary from period to period due to fluctuations in GTN components.

Licensing Revenue

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

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable, promissory note, and other long-term liabilities. The fair values of accounts receivable, other current assets, accounts payable, and promissory note approximate their carrying values either due to their current nature or current market rates for similar instruments.

Cash is measured at fair value on a recurring basis using level 1 inputs. Other long-term liabilities consisting of the bonus rights liability and warrant liabilities are measured at fair value on a recurring basis using level 3 inputs. As of September 30, 2025 and December 31, 2024, the fair value of the bonus rights liability was $152,166 and $102,783, respectively. As of September 30, 2025 and December 30, 2024, the fair value of the warrant liabilities was $5,269,564 and $5,820,358, respectively.

New Accounting Pronouncements

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

Activity related to the R&D grant was as follows for the three and nine months ended September 30, 2025, and 2024:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cash received	$-	$83,000	$174,675	$373,825
Grant income recognized	10,000	61,122	81,095	333,462

As of September 30, 2025, and December 31, 2024, the Company’s condensed consolidated balance sheet accounts included the following related to the R&D Grant:

	September 30, 2025	December 31, 2024
Restricted cash	$58,400	$17,872
Deferred income (other current asset)	$13,936	$(79,643)

NOTE 4 – INVENTORY

Inventory consists of the following:

	September 30, 2025	December 31, 2024
Raw materials	$3,725,336	$-
Work in progress	-	615,133
Finished goods	774,027	-
Total	$4,499,363	$615,133

NOTE 5 – BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2025	2024
Other receivables	$129,174	$253,426
Prepaid insurance and other expenses	1,408,159	795,141
Prepaid FDA user fees	1,326,639	-
Prepaid legal expenses	35,315	23,396
Prepaid expenses and other current assets	$2,899,287	$1,071,963

Accounts payable and accrued liabilities

	September 30,	December 31,
	2025	2024
Accounts payable	$838,012	$872,676
Accrued inventory costs	2,544,986	-
Other accrued liabilities	1,374,269	643,063
Accrued payroll and bonuses	1,771,740	923,550
Accounts payable and accrued liabilities	$6,529,007	$2,439,289

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

September 30, 2025	Gross Amount	Accumulated Amortization	Net Balance	Weighted Average Remaining Useful Life
Licenses	$1,185,633	$788,824	$396,809	18.42 years

December 31, 2024	Gross Amount	Accumulated Amortization	Net Balance	Weighted Average Remaining Useful Life
Licenses	$1,185,633	$772,664	$412,969	5.17 years

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

Change in Useful Life of Intangible Asset

The Company completed a review of the estimated useful life of its intangible asset after a patent application, related to the Memogain License, was granted in January 2025. The patent protection was extended to February 2044. Management determined that the estimated useful life of the license should be extended for an additional 14 years. Effective January 1, 2025, the Company extended the estimated remaining useful life of the license from 5 years to 19 years.

This change in estimates has been applied prospectively in accordance with ASC 250, Accounting Changes and Error Corrections. As a result of this change, amortization expense decreased by approximately $43,122 for the nine months ended September 30, 2025, compared to the prior amortization schedule.

Amortization for the three months ended September 2025 and 2024, was $5,387 and $19,761. Amortization expense for the nine months ended September 30, 2025 and 2024, was $16,160 and $60,115, respectively. During the three months ended September 30, 2025, and 2024, the Company reported an impairment of intangible assets of $nil and $39,166, respectively, from the impairment of one license.

The following table outlines the estimated future annual amortization expense related to intangible assets as of September 30, 2025:

Year Ending December 31,
2025	$5,387
2026	21,546
2027	21,546
2028	21,546
2029	21,546
Thereafter	305,238
Total	$396,809

NOTE 7 – STOCKHOLDERS’ EQUITY

At the Market Offering

On August 22, 2025, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) as sales agent. Under the terms of the ATM Agreement, the Company will be entitled to sell, at its sole discretion and from time to time as it may choose, common shares in the capital of the Company (“Shares”) through Wainwright, with such sales having an aggregate gross sales value of up to US$75.0 million (the “Offering”). The ATM Agreement will remain in full force and effect until the date that the ATM Agreement is terminated in accordance with the terms therein.

Subject to the terms and conditions of the Agreement, Wainwright will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. However, the Company has no obligation to sell any of the Shares, and may at any time suspend offers under the Agreement or terminate the Agreement. The Company has provided Wainwright with customary indemnification rights, and Wainwright will be entitled to a commission at a commission rate of up to 3.0% of the gross sales price of the Shares sold.

Warrants

During the nine months ended September 30, 2025, the Company did not issue any warrants.

The schedule of activity for the warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price (as converted)	Remaining Contractual Term (Years)
Balance, December 31, 2024	3,635,962	$7.37	3.30
Exercised	(141,000)	7.23
Balance, September 30, 2025	3,494,962	$7.40	2.50

A summary of the warrants outstanding and exercisable as of September 30, 2025, is as follows:

Warrants Outstanding	Exercise Price	Expiry Date
129,861	$7.75	August 31, 2026
35,064	$7.75	October 16, 2026
101,000	$7.75	November 8, 2026
385,482	$7.75	December 22, 2026
720,123	$7.75	January 19, 2027
585,609	$7.23	February 16, 2028
86,200	$7.00 (CAD$9.75)	February 16, 2028
28,796	$7.00 (CAD$9.75)	March 15, 2028
262,287	$7.08	March 15, 2028
430,805	$7.19	September 24, 2029
514,314	$7.18	November 8, 2029
215,421	$7.19	November 13, 2029
3,494,962

CAD Warrants Liability

On August 31, 2023, the Company’s functional currency changed to the USD from the CAD; as such, the Company recorded a derivative liability on the warrants outstanding with CAD exercises prices (the “CAD Warrants”). This derivative liability is being revalued at each reporting period.

As of September 30, 2025, and December 31, 2024, the Company revalued the CAD Warrant derivative liability to $466,937 and $503,129, respectively, and recorded a gain on revaluation of $36,192 for the nine months ended September 30, 2025 (nine months ended September 30, 2024 – loss of $140,282).

A summary of the CAD Warrants outstanding and exercisable as of September 30, 2025, is as follows:

Warrants Outstanding	Exercise Price	Expiry Date
86,200	$7.00 (CAD$9.75)	February 16, 2028
15,810	$7.00 (CAD$9.75)	March 15, 2028
102,010

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the re-valuations as of September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
Market price of public stock	$6.51	$5.89
Risk-free interest rate	3.61%	4.27%
Dividend yield	-	-
Expected life (in years)	2.39	3.14
Volatility	134%	158%
Weighted average fair value per warrant	$4.58	$4.93

Debentures Warrants Liability

On September 24, 2024, the Company entered into Securities Purchase Agreements with various third-party lenders for the issuance of convertible debentures and 430,805 warrants (the “Initial Debenture Warrants”) to purchase Common Shares of the Company. Upon closing of the public offering on November 13, 2024, the convertible debentures were automatically converted into securities that included additional 215,421 warrants (the “Additional Debenture Warrants”).

The fundamental transaction clause in the warrant agreement stipulates that the expected volatility is determined as the greater of 100% and the 30-day volatility, as calculated from the HVT function on Bloomberg. Under ASC 815 (Derivatives and Hedging), an instrument must be classified as equity if it passes the “fixed-for-fixed” indexation test, meaning both the exercise price and the number of shares to be issued must be fixed at issuance. In this case, the volatility input is predetermined and fixed in the agreement “an expected volatility equal to the greater of 100% and the 30-day volatility from the “HVT” function on Bloomberg”, and is therefore not indexed to the Company’s stock. As a result, the Initial and Additional Debenture Warrants fail the “fixed-for-fixed” test and are classified as derivative liabilities in accordance with ASC 815.

As of September 30, 2025, the Company revalued the Initial and Additional Debenture Warrants derivative liabilities to $2,450,710 (December 31, 2024 - $2,646,843) and recorded a gain on revaluation of $196,133 and $nil for the nine months ended September 30, 2025, and 2024, respectively.

A summary of the Initial and Additional Debenture Warrants issued and outstanding as of September 30, 2025, is as follows:

Warrants Outstanding	Exercise Price	Expiry Date
430,805	$7.19	September 24, 2029
215,421	$7.19	November 13, 2029
646,226

The following weighted average assumptions were used in the binomial lattice model for the revaluation for the Initial and Additional Debenture Warrant as of September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
Market price of public stock	$6.51	$5.89
Risk-free interest rate	4.21%	4.38%
Dividend yield	-	-
Expected life (in years)	3.79	4.73
Volatility	93%	94%
Weighted average fair value per warrant	$3.79	$4.10

Agent Warrants

Upon completion of the public offering, the Company issued 608,696 Agent Warrants and an additional 34,196 Agent Warrants for the over-allotment. In the warrant agreement it included the fundamental transaction clause that stipulates that the expected volatility is determined as the greater of 100% and the 30-day volatility, as calculated from the HVT function on Bloomberg. Under ASC 815 (Derivatives and Hedging), an instrument must be classified as equity if it passes the “fixed-for-fixed” indexation test, meaning both the exercise price and the number of shares to be issued must be fixed at issuance. In this case, the volatility input is predetermined and fixed in the agreement “an expected volatility equal to the greater of 100% and the 30-day volatility from the “HVT” function on Bloomberg”, and is therefore not indexed to the Company’s stock. As a result, the agent warrants fail the “fixed-for-fixed” test and are classified as derivative liabilities in accordance with ASC 815.

During the nine months ended September 30, 2025, 128,578 Agent Warrants were exercised, which resulted in $903,245 of the derivative liability being reclassified to share capital. As at September 30, 2025, the Company revalued the derivative liability to $2,351,917 (December 31, 2024 - $2,670,386) and recorded a loss on revaluation of $584,776 and $nil for the nine months ended September 30, 2025, and 2024, respectively.

A summary of the Agent Warrants issued and outstanding as of September 30, 2025, is as follows:

Warrants Outstanding	Exercise Price	Expiry Date
514,314	$7.18	November 9, 2029

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the revaluations of the Agent Warrants as of September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
Market price of public stock	$6.51	$5.89
Risk-free interest rate	3.68%	4.38%
Dividend yield	-	-
Expected life (in years)	4.11	4.86
Volatility	101%	95%
Weighted average fair value per warrant	$4.57	$4.15

Equity Incentive Plan

The Company’s 2025 Stock and Incentive Plan (the “2025 Incentive Plan”) for its employees, officers, consultants, advisors and non-employee Directors was approved by the stockholders on June 19, 2025. The 2025 Incentive Plan is to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, or other stock-based awards. The total number of Common Stock reserved under the 2025 Incentive Plan is 2,000,000, which does not include the options outstanding in prior existing Share Option Plans.

Stock Options

Common Stock Options

Common stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balance, December 31, 2024	888,599	$4.58	8.36	$1,159,843
Granted	1,236,297	5.78
Exercised	(89,801)	4.04		221,752
Cancelled	(38,435)	5.69
Balance, September 30, 2025	1,996,660	5.46	8.70	2,336,809
Options exercisable, September 30, 2025	963,154	$4.94	8.04	$1,561,612

(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common share. The calculation excludes options with an exercise price higher than the closing price of the Company’s share on the reporting date.

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the valuation of the Common Share options issued:

	September 30, 2025	December 31, 2024
Risk-free interest rate	4.30%	4.34%
Expected life (in years)	9.94	10
Volatility	83%	82%
Weighted average fair value per option	$4.94	$5.58

The following table summarizes the total amount of share-based compensation expense related to service conditions for Common Stock options during the three and nine months ended September 30, 2025, and 2024:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Research and development	$26,533	$48,372	$98,368	$201,913
General and administrative (1)	1,047,547	142,859	3,878,655	596,726
Total stock-based compensation	$1,074,080	$191,231	$3,977,023	$798,639

(1)

Stock-based compensation expense for the three and nine months ended September 30, 2025 included $100,780 of incremental stock-based compensation on the condensed consolidated statement of operations and comprehensive loss.  This expense related to the modification of 35,791 vested stock options held by one individual to extend the post-termination exercise period from 90 days following the individual’s last day of service as a member of the Company’s board of directors to two years from that date.  The fair value of the options immediately before and after the modification was estimated using Black-Scholes option-pricing model. .

During the three months ended September 30, 2025 and 2024, stock-based compensation expense relating to the ACI Canada Legacy Performance options was $nil and $2,510, respectively.  For the nine months ended September 30, 2025 and 2024, stock-based compensation expense relating to the ACI Canada Legacy Performance options was $nil and $118,514, respectively.

NOTE 8 – CMS LICENSE AND COLLABORATION AGREEMENT

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

License of Intellectual Property

The license to the Company’s intellectual property represents a distinct performance obligation. The license was transferred to CMS on the Effective Date to satisfy this performance obligation. The Company allocated $2,396,600 of the total transaction price to the license and recognized the corresponding revenue in the first quarter of 2025.

Regulatory, Technical, and Clinical Assistance

The Company’s promise to provide supporting services, whether directly or in participation with the Joint Steering Committee, to CMS is expected to be primarily fulfilled during the early stages of the contract through commercialization of the Product. These services represent a distinct performance obligation and will be recognized over time as the services are rendered. Based on estimated effort and project timelines, $284,200 of revenue was allocated to be recognized ratably over the first year 2025, with $245,000 expected to be recognized in 2026 and $74,200 in 2027. As of September 30, 2025, the Company recognized $180,670 of revenue related to these services.

Development and Regulatory Milestone Payments

The potential development and regulatory milestone payments are contingent upon the occurrence of certain milestones as defined in the CMS License Agreement. These payments have been fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods. As such, they have been excluded from the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price. The updated transaction price will be allocated to the two identified performance obligations based on estimated SSP. As of September 30, 2025, the Company has not recognized any revenue associated with the development and regulatory milestones.

Sales Milestone Payments and Royalties

Any consideration related to sales milestones or royalties will be recognized if and when the related sales occur as such amounts are determined to relate predominantly to the license granted to CMS. Accordingly, this consideration has been excluded from the transaction price. No allocation to performance obligations will be performed, as both the license and related assistance are expected to be satisfied by the time sales milestones and royalties are earned. No sales milestone or royalty revenue was recognized as of September 30, 2025.

Pass Through Costs

Included within licensing revenue is revenue from the sale of active pharmaceutical ingredient (“API”) and finished goods to CMS in connection with the CMS License Agreement. These API and finished goods sales support CMS’s development and regulatory activities and are priced at cost plus a margin. The Company also includes certain pass through reimbursable costs within these revenue totals. These amounts are recognized on a gross basis. Revenue related to API sales and reimbursable costs is recognized upon API shipment or delivery, depending on the applicable shipping terms. As of September 30, 2025, the Company has recorded $601,452 in licensing revenue relating to the pass through costs.

As of September 30, 2025, $550,230 is due from CMS for the CMS License Agreement.

NOTE 9 – FOREIGN CURRENCY CONTRACTS

The Company has an obligation to make periodic royalty payments from its sale of products incorporating technology that has been licensed from Neurodyn Life Sciences Inc. (“NLS”). Because these payments will be made in EUR the Company is exposed to cash flow variability resulting from changes in USD/EUR exchange rates. Therefore, during September 2025, the Company entered into several foreign currency forward and foreign currency collar contracts that are intended to hedge its exposure to changes in the USD/EUR exchange rates on or about the dates certain of the Company’s forecasted royalty payments will be made.

The foreign currency forward and collar contracts are derivative instruments that must be accounted for at fair value. Each reporting period, the change in the fair value of each contract is recognized as a gain or loss classified as a component of “Other income (expense)” within the Company’s consolidated statement of operations.

At September 30, 2025 foreign currency forward contracts to purchase EUR 388,947 remained outstanding. These contracts will settle at various dates between November 2025 and August 2026. The fair value of the foreign currency forward contracts was immaterial at September 30, 2025.

At September 30, 2025 foreign currency collar contracts with a notional amount of EUR 3,458,251 remained outstanding. These contracts will settle at various dates between March 2026 and November 2027. The fair value of the foreign currency collar contracts was immaterial at September 30, 2025.

NOTE 10 – RELATED PARTY TRANSACTIONS AND BALANCES

In April 2022, Mr. McFadden was granted the ability to earn up to 327,830 bonus rights of which 65,566 bonus rights had been earned as of September 30, 2025. The value of these bonus rights was determined to be $107,437 and $74,587 as of September 30, 2025, and December 31, 2024, respectively, and is included in other liabilities.

In May 2022, Ms. D’Angelo was granted the ability to earn up to 42,618 bonus rights of which 29,505 bonus rights had been earned as of September 30, 2025. The value of these bonus rights was determined to be $44,729 and $28,196 as of September 30, 2025, and December 31, 2024, respectively, and is included in other liabilities.

As of September 30, 2025, and December 31, 2024, $659,568 and $799,941, respectively, is owing to directors and officers of the Company and has been included in accounts payable and accrued liabilities. These balances are in relation to fees and management compensation and are non-interest bearing, unsecured and due on demand.

As of September 30, 2025, and December 31, 2024, the Company owed NLS $nil and $911,463 respectively. During the nine months ended September 30, 2025, and 2024, the Company recorded interest expense and amortization of the premium, included in accretion expense, of $4,894 and $37,754, respectively.

NOTE 11 – NET LOSS PER SHARE

Net loss per common share has been computed on the basis of the weighted-average number of common shares outstanding during the three and nine months ended September 30, 2025, and 2024. Diluted loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. We apply the treasury stock method in the calculation of diluted loss per share.

In quarterly and year-to-date periods that liability-classified warrants are in the money, the Company determines whether such instruments are dilutive by calculating the effect on loss per share after considering both (a) the adjustment to the numerator that would result from reversing the impact of the change in fair value recorded to net loss during the period and (b) the adjustment to the denominator that would result from the incremental shares outstanding, using the treasury stock method, in an assumed exercise of these instruments at the beginning of the period.

The following table reconciles net loss and the weighted average shares outstanding for the basic calculation to the net loss and the weighted average shares outstanding for the diluted calculation for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator, diluted:
Net loss	$(1,318,074)	$(1,859,906)	$(13,813,569)	$(8,978,129)
Adjustment for gain in fair value of warrant liabilities	(3,667,590)	-	(232,321)	-
Adjusted numerator, diluted	$(4,985,664)	$(1,859,906)	$(14,045,890)	$(8,978,129)

Denominator, diluted:
Weighted average common shares outstanding	16,144,120	6,030,259	16,051,354	5,928,460
Dilutive effect of common stock warrants	268,903	-	35,310	-
Weighted average dilutive common shares	16,413,023	6,030,259	16,086,664	5,928,460
Net loss per share, diluted	$(0.30)	$(0.31)	$(0.87)	$(1.51)

The following potentially dilutive common shares related to outstanding securities for the three and nine months ended September 30, 2025, and 2024 were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Warrants	2,232,412	2,777,647	2,746,726	2,777,647
Common Stock options	1,996,600	815,974	1,996,600	815,974
ACI Canada legacy performance options	265,642	265,642	265,642	265,642
Convertible debentures	-	430,805	-	430,805
Total anti-dilutive features	4,494,654	4,290,068	5,008,968	4,290,068

NOTE 12 – SUBSEQUENT EVENTS

a)	On October 2, 2025, the Company completed a public offering of Common Stock by issuing 4,651,516 shares of Common Stock at a public offering price of $6.25 per share and 948,484 pre-funded warrants exercisable to Common Stock with an exercise price of $0.001 per share for total gross proceeds to the Company of approximately $35 million. In connection with this offering, the Company incurred underwriting fees of approximately $2.11 million.

b)	On October 17, 2025, the underwriter of the Company’s public offering exercised its over-allotment option in full to purchase an additional 840,000 shares of Common Stock at the public offering price of $6.25 per share for additional gross proceeds of approximately $5.25 million.

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

Overview

The Company is a commercial stage biopharmaceutical company dedicated to developing treatments for patients suffering from neurodegenerative diseases, such as Alzheimer’s disease (“Alzheimer’s disease” or “AD”), for which there are limited or no treatment options. The Company focuses on the commercial manufacturing and commercial sales of ZUNVEYL oral tablet formulation. The Company’s commercial program for ZUNVEYL is primarily focused on its long-term care commercial team that can focus on providing key points of differentiation, exploiting key issues with existing AChEI treatments, and franchising potential additional indications and new products.

The Company launched ZUNVEYL on March 17, 2025, and targets the largest volume nursing homes specializing in Alzheimer’s disease, leveraging an account-based sales team with demonstrated success in LTC, positioning ZUNVEYL with Medicare payors, and developing strategic and clinical partnerships with consultant pharmacists and long-term care pharmacies. Alpha Cognition has set the Wholesale Acquisition Cost (WAC) for its therapeutic product at $820 per month. This pricing reflects the company’s commitment to balancing patient access with the value of innovative healthcare solutions. By establishing a competitive WAC price, Alpha Cognition aims to enhance affordability and ensure patients can benefit from our advanced treatment options. Patients’ out-of-pocket cost for treatment with ZUNVEYL will depend on their length of treatment and their insurance. The Company has three additional pre-clinical development programs: (1) ZUNVEYL in combination with memantine for the treatment of moderate-to-severe Alzheimer’s disease,(2) ALPHA-1062  sublingual oral tablet (“ALPHA-1062IN”) formulation for the treatment of cognitive impairment with mild traumatic brain injury (mTBI; otherwise known as concussion) and (3) ALPHA-0602, ALPHA-0702 & ALPHA-0802, also referred to as ‘Progranulin’ and ‘Progranulin GEM’s’, for the treatment of neurodegenerative diseases including amyotrophic lateral sclerosis, otherwise known as ALS or Lou Gehrig’s disease and spinal muscular atrophy (SMA).

ZUNVEYL, is a patented new innovative product being positioned as a next generation acetylcholinesterase inhibitor for the treatment of Alzheimer’s disease, with expected minimal gastrointestinal side effects. ZUNVEYL’s active metabolite is differentiated from donepezil and rivastigmine in that it binds neuronal nicotinic receptors, most notably the alpha-7 subtype, which is known to have a positive effect on cognition. ZUNVEYL is in pre-clinical development in combination with memantine to treat moderate to severe Alzheimer’s disease, in pre-clinical development with sublingual formulation for patients suffering from dysphagia, and is in pre-clinical development for cognitive impairment with mTBI.

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

Operations

As of September 30, 2025, the Company had an accumulated deficit of $90,098,607 which has been primarily financed by equity. The Company had $35,457,299 in cash and cash equivalents, including restricted cash, and $6,830,223 in current liabilities (of which $44,464 is payable from the Company’s available restricted cash balance) as of September 30, 2025. The Company’s continuing operations, as intended, are highly dependent upon its ability to obtain additional funding and eventually generate cash flows. Management is of the opinion that it does have sufficient working capital to fully meet the Company’s liabilities and commitments as outlined and planned in the following discussion. Management is of the opinion it will need to raise additional capital to cover upcoming planned Research and Development (“R&D”), commercialization of ZUNVEYL and operating costs. Possible sources of such capital may come from private placements and public offerings of the Company’s Common Stock and funds received from the exercise of warrants and stock options. Additionally, the Company will also consider funding that may arise through partnership activities, including royalties, and debt. There is a risk that additional financing will not be available on a timely basis, on terms acceptable, or at all to the Company.

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

Except as otherwise indicated, all references to our Common Shares, share data, per share data and related information depict the effect of the Reverse Stock Split as if it had occurred at the beginning of the earliest period presented. The Reverse Stock Split combined each twenty five shares of our outstanding shares of Common Stock into one common share, without any change in the par value per share which will remain no par value, and the Reverse Stock Split correspondingly adjusted, among other things, the number of Common Stock issuable upon exercise of outstanding options and warrants and the exercise price of such options and warrants and shares issuable upon conversion of preferred stock and other convertible securities. No fractional shares were or will be issued in connection with the Reverse Stock Split, and any fractional shares resulting from the Reverse Stock Split were rounded to the nearest whole share.

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

General and administrative expenses

General and administrative expenses costs consist of personnel costs, other outside professional services including legal, human resources, audit and accounting services, consulting and pre-commercialization expenses, including selling and marketing costs as well attendance to various conferences. Personnel costs consist of salaries, benefits, and stock-based compensation. We expect to continue to incur expenses to support our continued operations as a public company, including expenses related to existing and future compliance with rules and regulations of the stock exchanges on which our securities are now traded, insurance expenses, investor relations, audit fees, professional services and general overhead and administrative costs.

Foreign exchange gain (loss)

The foreign exchange gain (loss) amount consists of changes in the value of the Canadian Dollar or Euro compared to the U.S. Dollar throughout the year.

Results of Operations

Comparison of the Three Months ended September 30, 2025 and 2024

	For the Three Months Ended September 30,		Dollar	Percentage
	2025	2024	Change	Change

Revenue
Product sales, net	$2,334,222	$-	$2,334,222	100%
Licensing	506,636	-	506,636	100
Total revenue	2,840,858	-	2,840,858	100

Operating Expenses
Cost of product sales, excluding amortization of intangible asset	162,777	-	162,777	100
License royalty cost of sales	465,284	-	465,284	100
Amortization of intangible assets	5,387	19,761	(14,374)	(73)
Research and development	573,592	996,029	(422,437)	(42)
Selling, general and administrative expenses	6,945,804	1,471,994	5,473,810	372
Total operating expenses	8,152,844	2,487,784	5,665,060	228

Loss before other income (expenses)	(5,311,986)	(2,487,784)	(2,824,202)	114

Other income (expense)
Interest income (expense), net	377,671	(16,763)	394,434	(2,353)
Grant income	10,000	61,122	(51,122)	(84)
Gain (loss) on warrant liabilities	3,671,758	591,736	3,080,022	521
Other expenses	(65,517)	(8,217)	(57,300)	697
Total other income (expense)	3,993,912	627,878	3,366,034	536

Net loss and comprehensive loss	$(1,318,074)	$(1,859,906)	541,832	(29)

Net loss per share, basic	$(0.08)	$(0.31)	$0.23	(77)

Weighted-average outstanding shares, basic	16,144,120	6,030,259	10,113,861	168%

Adjusted net loss, diluted	$(4,985,664)	$(1,859,606)	$(3,126,058)	168

Weighted-average outstanding shares, diluted	16,413,023	6,030,259	10,382,764	172

Net loss per share, diluted	$(0.30)	$(0.31)	$0.01	1

Comparison of the Nine Months ended September 30, 2025 and 2024

	For the Nine Months Ended September 30,			Dollar	Percentage
	2025		2024	Change	Change

Revenue
Product sales, net	$4,257,562		$-	$4,257,562	100%
Licensing	3,169,637		-	3,169,637	100
Total revenue	7,427,199		-	7,427,199	100

Operating Expenses
Cost of product sales, excluding amortization of intangible asset	294,672		-	294,672	100
License royalty cost of sales	1,368,402		-	1,368,402	100
Amortization of intangible assets	16,160		60,115	(43,955)	(73)
Research and development	1,298,223		2,879,945	(1,581,722)	(55)
Selling, general and administrative expenses	19,185,161		6,380,453	12,804,708	201
Total operating expenses	22,162,618		9,320,513	12,842,105	138

Loss before other income (expenses)	(14,735,419)		(9,320,513)	(5,414,906)	58

Other income (expense)
Interest income (expense), net	1,265,210		(26,007)	1,291,217	4,965
Grant income	81,095		333,462	(252,367)	(76)
Gain (loss) on warrant liabilities	(352,451)		158,803	(511,254)	(322)
Other expenses	(72,004)		(123,874)	51,870	(42)
Total other income (expense)	921,850		342,384	579,466	169

Net loss and comprehensive loss	$(13,813,569)		$(8,978,129)	$(4,835,440)	54

Net loss per share, basic	$(0.86)		$(1.51)	$0.65	(43)

Weighted-average shares used to compute net loss per share, basic	16,051,354		5,928,460	10,122,894	171%

Adjusted net loss, diluted	$(14,045,89	0)	$(8,978,129)	(5,067,761)	56

Weighted-average outstanding shares, diluted	16,086,664		5,928,460	10,158,204	171

Net loss per share, diluted	$(0.87)		$(1.51)	0.64	(42)

Research and development expenses

Comparison of Research and Development for the Three Months ended September 30, 2025 and 2024

Research and development expenses decreased by $422,437, or 42%, from $996,029 for the three months ended September 30, 2024, to $573,592 for the three months ended September 30, 2025. The decrease is primarily due to lower product development costs of approximately $89,000, and less time allocated to management and employees, which resulted in lower management fees and salaries, share-based compensation and employee costs of approximately $321,000. The Company reduced time in research and development after the FDA approval in July 2024.

Comparison of Research and Development for the Nine Months ended September 30, 2025 and 2024

Research and development expenses decreased by $1,581,722, or 55%, from $2,879,945 for the nine months ended September 30, 2024, to $1,298,223 for the nine months ended September 30, 2025. The decrease is primarily due to lower product development costs of approximately $513,000, and less time allocated to management and employees, which resulted in lower management fees and salaries, share-based compensation and employee costs of approximately $923,000. The Company reduced time in research and development after the FDA approval in July 2024.

General and administrative expenses

Comparison of General and Administrative Expenses for the Three Months ended September 30, 2025 and 2024

General and administrative expenses increased by $5,473,810 or 372%, from $1,471,994 for the three months ended September 30, 2024, to $6,945,8044, for the three months ended September 30, 2025. Commercial operations, consulting fees, management fees and salaries, employee costs and other general and administrative costs increased by approximately $4,850,000, in support of the Company’s expansion in commercial operations and launch of ZUNVEYL. Share-based compensation increased by approximately $904,000 primarily due to the grant options issued during the three months ended September 30, 2025.

Comparison of General and Administrative Expenses for the Nine Months ended September 30, 2025 and 2024

General and administrative expenses increased by $12,804,708 or 201%, from $6,380,453 for the nine months ended September 30, 2024, to $19,185,161, for the nine months ended September 30, 2025. Commercial operations, management fees and salaries, employee costs, marketing and other general and administrative costs increased by approximately $11,640,000, in support of the Company’s expansion in commercial operations and launch of ZUNVEYL. Share-based compensation increased by approximately $3,280,000 primarily due to the grant options issued during the nine months ended September 30, 2025. Consulting fees and financing costs have decreased by approximately $1,575,000 and $478,000, respectively, due to reduction in services for raising capital.

Interest Income (Expense), net

Interest income (expense), net consists of interest earned and interest charges on the Company’s cash and cash equivalents.

Interest income (expense), net had a net change of $394,434 or 2,353% from interest expense of $16,763 for the three months ended September 30, 2024, to interest income, net of $377,671 for the three months ended September 30, 2025. Interest income (expense), net had a net change of $1,291,217 or 4,965% from interest expense of $26,007 for the nine months ended September 30, 2024, to interest income, net of $1,265,210 for the nine months ended September 30, 2025.

Change in Fair Value of Warrant Liabilities

The Company uses the Black-Scholes Option Pricing Model to determine the fair value of stock options and standalone share purchase warrants issued. This model requires the input of subjective assumptions including expected share price, volatility, and interest rate. Changes in the input assumptions can materially affect the fair value estimate and the Company’s earnings (loss) and equity reserves.

The gain of $3,671,758 for the three months ended September 30, 2025, for the fair value of the warrant liabilities was a net change of $3,080,022, or 521%, compared to a gain of $591,736 for the three months ended September 30, 2024. The loss of $352,451 for the nine months ended September 30, 2025, for the fair value of the warrant liabilities was a net change of $511,254, or 322%, compared to a gain of $158,803 for the nine months ended September 30, 2024. The change was primarily due to the fluctuation in the Company’s stock price to the comparative period and the reallocation of the derivative for the 128,578 warrants exercised in the three months ended September 30, 2025.

Liquidity and Capital Resources

Sources of Liquidity

The Company does not have sufficient operating revenue to finance its existing obligations and has relied on external financing, such as debt and equity raises, to generate capital to maintain its capacity to meet working capital requirements. The Company has relied on debt and equity raises to finance its operating activities since incorporation. The Company has successfully raised funds that exceed the Company’s working capital requirements for the next 12 months from the date of issuance of these condensed consolidated financial statements. The Company expects to continue to rely on debt and the issuance of shares, and possibly other non-dilutive financing options to finance its ongoing operations and plans for commercialization of ZUNVEYL. However, there is a risk that additional financing will not be available on a timely basis or on terms acceptable to the Company.

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

Based upon our current operating plan, we estimate that our existing cash and cash equivalents as of the date of this filing, will be sufficient to fund our projected base ongoing operating expenses, commercialization costs of ZUNVEYL in AD, ongoing CMC costs, pre-clinical formulation and study R&D work, and ongoing operating costs and capital expenditures through at least the next 24 months. We may choose to raise additional capital to continue to further advance our commercialization plans and ongoing operating costs. However, we may have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expected.  The Company may also contemplate raising additional capital by pursuing both dilutive and non-dilutive strategic sources of capital to fully execute its commercial, R&D, and operating plans for ZUNVEYL. Any additional capital would further support our R&D and commercial activities related to U.S. sales of ZUNVEYL in AD.

In August 2025, the Company entered into an ATM agreement with H.C. Wainright & Co., LLC as the sales agent. The Company currently has not utilized it, until such time, we can generate substantial product revenue, we expect to finance our operations other capital sources, including current or potential future collaborations, licenses, royalties and other similar arrangements. We do not know what the terms of these future financings will be and whether they will be acceptable to the us or not and, therefore, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments or declaring dividends. If we raise additional funds through collaborations or license agreements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, or even cease operations.

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

Additionally, as a result of the closing of the Qualified Offering, the Company issued an additional 215,421 warrants exercisable to acquire 215,421 Common Shares with an exercise price of $7.19 per share and the exercise price of the Company’s existing 430,835 warrants issued in connection with the offering of the convertible notes was repriced from $10.55 per share to $7.19 per share.

On December 12, 2024, the underwriter of the Company’s underwritten U.S. public offering partially exercised its over-allotment option to purchase an additional 488,506 common shares at the public offering price of $5.75 per share for additional gross proceeds of $2.8 million.

On October 2, 2025, the Company completed a public offering of Common Shares by issuing 4,651,516 Common Shares at a public offering price of $6.25 per share and 948,484 pre-funded warrants exercisable to Common Stock with an exercise price of $0.001 per share for total gross proceeds of approximately $35 million. In connection with this offering, the Company incurred underwriting fees of approximately $2.11 million.

On October 17, 2025, the underwriter of the Company’s public offering exercised its over-allotment option in full to purchase an additional 840,000 Common Shares at the public offering price of $6.25 per share for additional gross proceeds of approximately $5.25 million.

Financing Activities

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2025, and 2024:

	For the Nine Months Ended September 30,		Dollar	Percentage
	2025	2024	Change	Change
Consolidated Statement of Cash Flows Data
Cash used in operating activities	$(13,473,949)	$(5,451,927)	$(8,022,022)	147%
Cash used in investing activities	$(145,966)	$-	$(145,996)	100%
Net cash provided by (used in) financing activities	$513,132	$7,730,753	$(7,217,621)	(93)%

Cash used in operating activities

Cash used in operating activities increased by $8,022,022 to $13,473,949 for the nine months ended September 30, 2025, from $5,451,927 for the comparative period. Net loss increased by $5,047,869 when compared to the comparative period. The increase was primarily related to the increase employee costs increased by approximately $8.3 million, non-cash share-based compensation increased by approximately $3.2 million and commercial and marketing costs increased by approximately $992,000. These increases are due to the hiring additional personnel and commercial activity to promote our product, ZUNVEYL, which received FDA approval in July 2024.

Cash used in investing activities

Cash used in investing activities increased by $145,966 to $145,966 for the nine months ended September 30, 2025, from $nil compared to the comparative period. During the nine months ended September 30, 2025, investing activities consisted of acquiring equipment due expansion of commercial activity.

Cash provided by used in financing activities

Cash provided by financing activities for the nine months ended September 30, 2025, decreased by $7,217,621 compared to the comparative period. During the nine months ended September 30, 2025, financing activities primarily consisted of proceeds of $1,384,066 from the exercise of options and warrants, principal repayment of the promissory note of $911,463 and receiving $174,675 in government grant proceeds offset by $134,146 of related grant expenses. During the nine months ended September 30, 2024, financing activities primarily consisted of raising proceeds of $3,732,469 from units issued for cash, proceeds $4,545,000 from the issuance of convertible debentures offset by issuance costs of $459,360, proceeds of $160,000 from the exercise of warrants and receiving $290,825 in government grant proceeds offset by $205,917 of related expenses.

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

See “Note 13 – Commitments and Contingencies” of the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our contractual obligations and long-term commitments.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Emerging Growth Company Status and Smaller Reporting Company Status

We are an emerging growth company, as defined in the JOBS Act. The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we can adopt the new or revised standard at the time private companies adopt the new or revised standard and may do so until such time that we either (i) irrevocably elect to opt out of such extended transition period or (ii) no longer qualify as an emerging growth company. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies. We will continue to remain an emerging growth company until the earliest of the following: (1) December 31, 2029; (2) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting Common Shares held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting Common Shares held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the nine months ended September 30, 2025, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management determined that disclosure controls and procedures were not effective as of end of the period covered by this quarterly report due to a material weakness in internal control over financial reporting as described below. Notwithstanding this material weakness described below, management has concluded that our financial statements included in this quarterly report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

Changes in Internal Control over Financial Reporting

Management has identified a material weakness in internal control over financial reporting in connection with the review of our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified is a result of certain control deficiencies related to the precision of our review over the initial valuation and subsequent remeasurement of the non-cash warrant liability recognized as a part of the conversion of our debt financing in November 2024.

We plan to remediate this material weakness by enhancing our system of internal controls, including those involving the third-party valuation specialist. Although we are committed to continuing to improve our internal control processes and intend to remediate our material weakness, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

During the nine months ended September 30, 2025, the Company implemented enhanced month-end review procedures as part of its ongoing efforts to strengthen internal control over financial reporting. These enhancements include additional management review controls over account reconciliations, variance analyses, and journal entry approvals at month-end. This will improve the timeliness and accuracy of financial information and to ensure that potential errors are identified and addressed promptly.

Other than the implementation of these month-end review procedures, there were no changes in the Company’s internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not currently a party to any material legal proceedings. However, from time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

ITEM 1A. RISK FACTORS.

Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025.

Recently announced changes to U.S. trade policy, including recently announced tariffs, could adversely affect our business.

On April 2, 2025, the U.S. administration issued Executive Order 14257, which imposed a 10% “baseline” tariff for nearly all U.S. trading partners, and additional individualized country specific “reciprocal tariffs”. In response to adverse global market reactions, the U.S. administration suspended the country specific tariff increases to allow time for negotiations with trading partners. Except for countries that reached trade deals with the United States, the reciprocal tariffs resumed in August 2025. As of November 2025, significant tariffs and trade sanctions between the United States and China remain in place. As a consequence of the increased tariffs, concerns have been expressed regarding inflationary pressures, depression in worldwide economic activity, lower economic growth, disruptions in supply chains and trade relationships and contraction of customer demand. This has created significant economic uncertainty and political tensions, with resulting downward pressures on domestic and international financial markets.

It is difficult to know at this time if overall we will benefit from these developments or will be negatively affected by them.

We are monitoring and evaluating any potential impacts that increased tariffs and other trade restrictions may have on our business, and considering ways in which we may offset these impacts. There is no assurance, however, that we will be successful in mitigating the effects on us of increased trade regulation in the current environment.

Failure to remediate a material weakness in internal control over financial reporting could result in material misstatements in our consolidated financial statements.

Our management has identified a material weakness in our internal control over financial reporting. The material weakness identified is a result of certain control deficiencies related to the precision of our review over the initial valuation and subsequent remeasurement of the non-cash warrant liability recognized as a part of the conversion of our debt financing in November 2024.

If this remaining material weakness, which management concluded is still present as of the date of these financial statements, is not remediated, or if we identify further material weaknesses in our internal control over financial reporting, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our consolidated financial statements in future periods and a failure to meet our reporting and financial obligations on a timely basis.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

None.

Repurchase of Equity Securities

During the nine months ended September 30, 2025, the Company did not repurchase any of its equity securities.

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

Consistent with the Company’s described use of proceeds in its registration statement, to date the Company has spent approximately $10.0 million of its net proceeds to begin our efforts toward our commercialization and launch of ZUNVEYL formerly known as ALPHA-1062 in Alzheimer’s disease; approximately $1.86 million for continued commercial CMC activities (chemistry, manufacturing, and controls); approximately $0.91 million on repayment of outstanding loan and approximately $6.13 million for working capital and general corporate purposes. As of September 30, 2025, the Company has approximately $27.25 million of the net proceeds remaining in the bank.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) During the quarter ended September 30, 2025, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Notice of Articles, previously filed as Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on June 14, 2024 and incorporated herein by reference (File No. 333-280196)
3.2	Articles, previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on October 3, 2024 and incorporated herein by reference (File No. 333-280196)
4.1	Specimen common share certificate, previously filed as Exhibit 4.1 to the Company’s Form S-1 filed with the SEC on June 14, 2024 and incorporated herein by reference (File No. 333-280196)
4.2	Escrow Agreement by and between the Company, Computershare Investor Services Inc. and certain stockholders of the Company dated March 18, 2021, previously filed as Exhibit 4.2 to the Company’s Form S-1 filed with the SEC on June 14, 2024 and incorporated herein by reference (File No. 333-280196)
4.3	Form of Warrant issued September 24, 2024, previously filed as Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on September 25, 2024 and incorporated herein by reference (File No. 333-280196)
4.4	Form of Convertible Note issued September 24, 2024, previously filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on September 25, 2024 and incorporated herein by reference (File No. 333-280196)
4.5	Form of Pre-Funded Warrant, previously filed as Exhibit 4.5 to the Company’s Form S-1/A filed with the SEC on October 25, 2024 and incorporated herein by reference (File No. 333-280196)
4.6	Form of Underwriters Warrant, previously filed as Exhibit 4.6 to the Company’s Form S-1/A filed with the SEC on October 25, 2024 and incorporated herein by reference (File No. 333-280196)
4.7	Form of Indenture, previously filed as Exhibit 4.9 to the Company’s Form S-3 filed with the SEC on August 22, 2025 and incorporated herein by reference (File No. 333-289792)
4.8	Form of Pre-Funded Warrant, previously filed as Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on October 2, 2025 and incorporated herein by reference (File No. 001-42403)
10.1	At the Market Offering Agreement, by and between the Company and H.C. Wainwright & Co., LLC, dated August 22, 2025, previously filed as Exhibit 1.2 to the Company’s Form S-3 filed with the SEC on August (File No. 333-289792)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Loss) for the nine months ended September 30, 2025 and 2024, (ii) Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA COGNITION INC. (Registrant)

Dated: November 13, 2025	By:	/s/ Michael McFadden
Michael McFadden,
Chief Executive Officer