Form 10-K
period 2025-12-31
Alpha Cognition Inc.
filed 2026-03-31
CIK 1655923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-42403

Alpha Cognition Inc.

(Exact Name of Registrant as Specified in its Charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1452 Hughes Street, Ste. 200
Grapevine, Texas	76051
(Address of Principal Executive Offices)	(Zip Code)

(858) 344,4375

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, no par value	ACOG	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $149,495,700.

The number of shares of Registrant’s Common Stock outstanding as of March 31, 2026 was 21,774,104.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent herein specifically referenced in Part III, portions of the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2025 Annual Meeting of Stockholders are incorporated herein. See Part III.

Auditor Firm Id:	199	Auditor Name:	CBIZ CPAs P.C.	Auditor Location:	New York, New York

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

Forward-looking statements may include, but are not limited to, statements with respect to:

●	financial and other projections, future plans, objectives, performance, revenues, growth, profits or operating expense;

●	the use of available funds;

●	plans to research, develop, implement, adopt, market and sell new technology or products, including continued research, development and commercialization regarding the Company’s products and proposed products;

●	estimates and projections regarding the industry in which the Company operates or will operate, including the global pharmaceutical and biotechnology markets, and expectations relating to trends and the adoption of new products;

●	requirements for additional capital and future financing options;

●	plans to launch new products and identify qualified distribution partners;

●	expansion and acceptance of the Company’s products in different markets;

●	manufacturing, license and distribution partnerships and agreements;

●	plans to identify, pursue, negotiate and/or complete strategic acquisitions;

●	marketing plans;

●	the timing and possible outcome of regulatory and legislative matters, including, without limitation, planned FDA, EU and other regulatory approval processes;

●	future plans, objectives or economic performance, or the assumption underlying any of the foregoing; and

●	other expectations of the Company.

●	All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in, or implied by these, forward-looking statements and therefore, you should not unduly rely on such statements, including, but not limited to:

●	risks related to early stage of development and significant history of losses;

●	risks related to our ability to generate revenue and achieve profitability;

●	risks related to our lack of history in commercializing products;

●	risks related to our need for substantial additional capital;

●	risks related to fluctuations in currency exchange rates;

●	risks related to our reliance on the successful development, regulatory approval and commercialization of ZUNVEYL formerly known as ALPHA-1062;

●	risks related to our ability to successfully expand our pipeline of product candidates;

●	risks related to our focus on treatments for Alzheimer’s disease;

●	risks related to substantial delays in our preclinical and clinical trials;

●	risks related to the outcome of preclinical testing and early clinical trials not being predictive of later clinical trials;

●	risks related to our reliance on third parties to conduct our clinical trials;

●	risks related to use of our therapeutic candidates being associated with side effects, adverse events or other properties or safety risks;

●	risks related to preliminary data from studies or trials we announce changing as more data becomes available and are subject to audit and verification processes;

●	risks related to foreign jurisdictions not accepting the data from our trials in the United States;

●	risks related to product liability;

●	risks related to our information systems;

●	risks related to research and development of pharmaceuticals being lengthy and inherently risky;

●	risks related to disruptions at the FDA;

●	risks related to our failure to comply with health and data protection laws;

●	risks related to approval in foreign jurisdictions;

●	risks related to competition in our industry;

●	risks related to commercialization and manufacturing;

●	risks related to our market opportunity being smaller than we anticipate;

●	risks related to our reliance on third-party suppliers;

●	risks related to supply chain risks;

●	risks related to our products never having been manufactured on a commercial scale;

●	risks related to the complexity of manufacturing drugs;

●	risks related to the successful commercialization of our product being dependent on governmental authorities and health insurers establishing adequate coverage, reimbursement levels and pricing policies;

●	risks related to our lack of a sales organization;

●	risks related to our ability to obtain and maintain patent protection for our technology and product candidates;

●	risks related to protecting our intellectual property rights throughout the world;

●	risks related to obtaining protection under Hatch-Waxman Amendments;

●	risks related to the validity, scope and enforcement of any patents listed in the Orange Book;

●	risks related to maintaining our patent protections;

●	risks related to our need to license intellectual property from third parties;

●	risks related to third party claims of infringement;

●	risks related to our ability to identify third-party patents to avoid infringement;

●	risks related to lawsuits to protect and enforce our patents;

●	risks related to unfavorable publicity;

●	risks related to intellectual property litigation using substantial resources and distracting personnel;

●	risks related to changes in U.S. patent law;

●	risks related to sharing our trade secrets;

●	risks related to claims that our employees, consultants or independent contractors have wrongfully used confidential information of former employers;

●	risks related to claims we wrongfully hired employees;

●	risks related to claims challenging inventorship;

●	risks related to trademarks;

●	risks related to regulatory approval processes being lengthy, time consuming and unpredictable;

●	risks related to our products remaining subject to regulatory scrutiny;

●	risks related to obtaining and maintaining regulatory approval in multiple jurisdictions;

●	risks related to using accelerated pathways to FDA approval;

v

●	risks related to healthcare legislation including unfavorable pricing;

●	risks related to our business exposing us to regulatory penalties;

●	risks related to our ability to comply with environmental, health and safety laws and regulations;

●	risks related to U.S. foreign export and import laws;

●	risks related to our need to increase the size of our organization;

●	risks related to our need to attract and retain management and key scientific personnel;

●	risks related to our employees or contractors violating the law or engaging in misconduct;

●	risks related to establishing sales and marketing personnel;

●	risks related to exploring strategic collaborations;

●	risks related to acquisitions and related integrations; and

●	risks related to our common stock.

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

You should read this Annual Report and the documents that we reference in this Annual Report and have filed as exhibits to this Annual Report , completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report by these cautionary statements.

PART I

ITEM 1. BUSINESS

Business Overview

We are a biopharmaceutical company dedicated to developing treatments for patients suffering from neurodegenerative diseases, such as Alzheimer’s disease (“AD”), for which there are limited or no treatment options. We focus on the development of commercial manufacturing and commercial sales of ZUNVEYL oral tablet formulation. Our commercial development program for ZUNVEYL is primarily focused on building a long-term care (“LTC”) commercial team that can focus on providing key points of differentiation, exploiting key issues with existing Acetylcholinesterase inhibitors (“AChEI”) treatments, and franchising potential additional indications and new products.

We launched ZUNVEYL on March 19, 2025 and will target the largest volume nursing homes specializing in Alzheimer’s Disease, leveraging an account-based sales team with demonstrated success in LTC, positioning ZUNVEYL with Medicare payors, and developing strategic and clinical partnerships with consultant pharmacists and long-term care pharmacies. We have three additional pre-clinical development programs: ZUNVEYL in combination with memantine for the treatment of moderate-to-severe Alzheimer’s disease, ALPHA-1062 sublingual formulation, ALPHA-1062 sublingual formulation for the treatment of cognitive impairment with mild traumatic brain injury (mTBI; otherwise known as concussion), and ALPHA-0602, ALPHA-0702 & ALPHA-0802, the latter two programs also referred to as ‘Progranulin’ and ‘Progranulin GEM’s’, for the treatment of neurodegenerative diseases including amyotrophic lateral sclerosis, otherwise known as ALS or Lou Gehrig’s disease and spinal muscular atrophy (SMA).

ZUNVEYL, is a patented new innovative product being developed as a next generation acetylcholinesterase inhibitor for the treatment of Alzheimer’s disease, with expected minimal gastrointestinal side effects. ZUNVEYL’s active metabolite is differentiated from donepezil and rivastigmine in that it binds neuronal nicotinic receptors, most notably the alpha-7 subtype, which is known to have a positive effect on cognition. ZUNVEYL is in pre-clinical development in combination with memantine to treat moderate to severe Alzheimer’s disease, in pre-clinical development with sublingual formulation for patients suffering from dysphagia, and to study a sublingual formulation for cognitive impairment with mTBI.

Our other pre-clinical assets previously included ALPHA-0602 and ALPHA-0702 & ALPHA-0802 (Progranulin and Progranulin GEM’s), which are expressed in several cell types in the central nervous system and in peripheral tissues, promotes cell survival, regulates certain inflammatory processes, and play a significant role in regulating lysosomal function and microglial responses to disease. As the assets were pre-clinical and did not add material value to the Company, the Company did not develop these assets further and instead terminated its licensing agreement related to the assets but retained certain royalties and payments from the licensor in relation to any future developments of the assets.

The Company exercised a reversion of rights for ALPHA-1062 for TBI, pancreatitis, and related conditions in January 2025 and has brought ALPHA-1062 for mTBI and related conditions, ALPHA-1062 for Acute pancreatitis back to the Company to develop both compounds for said conditions.

Our Strategy

The Company’s principal business objectives are to:

1)	Obtain commercial success with the newly FDA-approved ZUNVEYL delayed release oral tablet formulation indicated for the treatment of mild to moderate dementia of the Alzheimer’s type in adults (Alzheimer’s disease). On July 26, 2024, the Company received this FDA approval. The Company will now focus on the development of commercial manufacturing and commercial sales of ZUNVEYL oral tablet formulation. Even though ZUNVEYL was approved, it may not achieve commercial success. The Company hired its commercial team, and salesforce in the first quarter 2025. The official commercial launch was announced on March 19, 2025 and ZUNVEYL is now available by prescription in pharmacies nationwide. The Company believes that it has sufficient capital to achieve operating profitability by 2027, provided the Company executes its commercial plan in LTC market and does not advance compounds in the pipeline.

2)	Pursue its pre-clinical assets when the timing and costs to the Company permit.

In order to meet these business objectives, the Company plans to initiate or complete the following milestones over the coming year:

●	Execute commercialization of the FDA-approved ZUNVEYL oral formulation. ZUNVEYL is the second oral therapy available for Alzheimer’s patients in the past decade. The Company may pursue new business opportunities for commercial and/or development partners both domestically and internationally.

●

Commercialization – The Company completed commercialization preparations for ZUNVEYL in the first quarter of 2025 and initiated commercial launch on March 19, 2025. Since launch, the Company has been executing its commercialization strategy, including targeting the LTC market, prioritizing LTC customers, communicating the product’s clinical positioning, and implementing marketing and operational plans designed to support adoption.

Commercial supply of ZUNVEYL was established in the first quarter of 2025, and wholesalers were stocked with the necessary dosage strengths of ZUNVEYL (5 mg, 10 mg, and 15 mg) to support launch and ongoing distribution.

●	Development of Pre-clinical Assets- The Company plans to Pursue non-dilutive funding sources for ALPHA-1062 for Cognitive Impairment with mTBI. The Company is advancing benzgalantamine sublingual formulation as a treatment for mild-to-moderate Alzheimer’s disease in 2025. The company has initiated formulation modification for this product and plans to run a comparative pharmacokinetic study vs. ALPHA-162IN and ZUNVEYL. Pending the outcome of this study, the company would meet with FDA to align on the clinical study program required for approval of the sublingual formulation.

Commercialization

ZUNVEYL Alzheimer’s Disease Commercialization

During the second half of 2023 the Company started, in parallel with the Company’s regulatory activities, taking steps to develop a commercialization team to launch ZUNVEYL in the U.S. The Company has completed sufficient planning and launched ZUNVEYL on March 19, 2025 using a specialty sales force that focuses on LTC physicians in the U.S. LTC physicians who treat elderly patients that reside in nursing homes also make pharmacologic decisions in concert with the LTC treatment team. Third party prescribing data has indicated that the acetylcholinesterase inhibitor (AChEI) prescription market in the U.S. from the LTC market is large, representing 36% of the over 11 million prescriptions filled in pharmacies each year. The AChEI class includes Aricept, Exelon, Exelon Patch, Razadyne, Adlarity, Namzaric, and generic versions of the AChEIs. Prescription data suggests that there is currently high turnover of patients treated with currently approved AChEI medications, with 30% of patients discontinuing treatment by month 4 and 55% discontinuing treatment within one year. The Company believes that patients who discontinue a first therapy will try a 2nd and 3rd line therapy. Patient willingness to try multiple therapeutics provides an opportunity for ZUNVEYL to take market share in the overall AChEI market. The sales force executes potential key points of label differentiation and exploit key issues with existing AChEI medications. The Company is actively engaged in securing formulary coverage for ZUNVEYL with U.S. payors and negotiating agreements with pharmacy benefit managers. The extent and timing of coverage will depend on individual payor determinations, including considerations related to pricing, rebates, and clinical differentiation.

Additionally, the Company intends to seek strategic partnerships to expand promotional efforts and physician promotional coverage. Since ZUNVEYL received FDA regulatory approval, the Company expects to seek distribution partners for major territories, identified as Europe, LATAM (Mexico, Central and South America), Middle East, and Asia. Distributors often have a deep understanding of local market dynamics, including regulatory requirements, distribution channels, and consumer preferences. Partnering with a local distributor should allow the Company to leverage this expertise and navigate the complexities of entering a new market more effectively. FDA regulatory approval does not guarantee regulatory approval for distribution in other territories. We will need to seek and obtain regulatory approval through the processes in each of the above-mentioned jurisdictions, which will take additional time and resources. Please see the section entitled “Risk Factors — We have conducted, and in the future plan to conduct, clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials”. Additionally, the Company intends to seek approval for potential additional indications and product line extensions.

On January 8, 2025, the Company announced an exclusive licensing agreement with CMS International Development and Management Limited (“CMSI”) for the development, manufacturing and commercialization of ZUNVEYL (benzgalantamine) in Asia (excluding Japan), Australia and New Zealand. ZUNVEYL is a next generation acetylcholinesterase inhibitor approved in the US for the treatment of mild-to-moderate Alzheimer’s disease. Terms of the agreement total $44 million, which includes $3 million in total upfront payments split into tranches and development and commercial milestone payments. Additionally, ACI is eligible to receive royalties on net sales of ZUNVEYL in Asia (excluding Japan), Australia and New Zealand. CMSI will be responsible for the regulatory, development, manufacturing, and commercialization of ZUNVEYL in the licensed territories.

On January 14, 2025, the Company announced the strategic appointments of Jen Pesa, Vice President of Commercial; Jack Kelly, Head of Market Access; Rommel Fernandez, Vice President of Corporate Strategy and Operations; and Kurt Grady, Vice President of Medical Affairs. These hires mark significant milestones in building Alpha Cognition’s commercial and medical teams.

On March 19, 2025, the Company announced the official commercial launch of ZUNVEYL.

Potential ZUNVEYL coverage and reimbursement in the United States

The Company believes payer access will be an important factor in the continued adoption of ZUNVEYL. While prescription demand is increasing, payer coverage and reimbursement remain in the early stages of expansion. As formulary coverage broadens and prior authorization processes are implemented or streamlined, the Company believes patient access may improve and support additional prescription growth.

The Company’s commercial team is actively engaged in securing formulary coverage with payors and negotiating contracts with pharmacy benefit managers (“PBMs”). As of the date of this report, the Company has executed agreements with two of the four major national PBMs and is focused on downstream implementation across affiliated health plans.

The Company expects that implementation of these PBM agreements and expansion of plan-level coverage will occur over time, which may improve patient access to ZUNVEYL. However, the timing, scope, and terms of coverage are subject to individual payor decisions and ongoing negotiations.

The Wholesale Acquisition Cost (WAC) for ZUNVEYL has been set at $820 per month. This pricing reflects the company’s commitment to ensuring affordability and access while supporting the commercialization strategy in the $2 billion U.S. Alzheimer’s LTC market. This pricing reflects our commitment to balancing patient access with the value of innovative healthcare solutions. By establishing a competitive WAC price, we aim to enhance affordability and ensure patients can benefit from our advanced treatment options. Patients’ out-of-pocket cost for treatment with ZUNVEYL will depend on their length of treatment and their insurance. The WAC price serves as the benchmark for negotiations with payers and channel partners, influencing reimbursement dynamics and market access strategy. Alpha Cognition remains focused on optimizing patient access and formulary positioning to drive adoption and long-term revenue growth.

Competitive Conditions and ZUNVEYL Positioning

Alzheimer’s disease symptomatic treatments are currently limited and perceived to provide limited symptom improvement and cause difficult-to-manage tolerability side effects. Symptomatic treatments are designed to improve the ability to learn, remember key events and loved ones, and function normally with daily tasks like toileting, cooking, or home care. Each year greater than 2 million patients are on medication for the disease, which makes up half of the estimated number of people with Alzheimer’s disease in the US. Approximately 70% of patients with mild Alzheimer’s disease, 80% with moderate, and 75% with severe Alzheimer’s disease are on drug-treatment. On average, it can take up to 2.5 months from diagnosis to treatment, but can take up to 2 years, and roughly 32% will never go on treatment. Patients are treated primarily with symptomatic medications to help the cognitive and functional symptoms of Alzheimer’s disease. In addition to symptomatic treatments, patients will also be prescribed behavioral and psychiatric medications for depression, hallucinations, aggression and agitation.

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

b.	Acetylcholinesterase inhibitor drug class, oral BID medication

c.	Indicated for mild-to-moderate stage of Alzheimer’s disease

The FDA approved Aducanumab (marketed under the branded name Adulhelm by Biogen) in 2021 and lecanemab (marketed under the branded name Leqembi by Eisai) for mild-to-moderate Alzheimer’s disease. Adulhelm was the first disease modifying treatment (DMT), but due to several issues associated with the drug, including Centers of Medicare and Medicaid Services (“CMS”) restricting overage, it was not easily accessible and was only covered for qualified clinical trial patients. Biogen has announced that it is discontinuing sale of Adulhelm by the end of 2024. Leqembi is indicated for the treatment of Alzheimer’s disease. It is expected that coverage and utilization may be better for Leqembi than Adulhelm, but this will only be apparent after several quarters of commercialization. It is important to note that DMT agents will not be a competitor to the current standard of care, the AChEI class. DMTs will be used in combination with these medications, as they do not address the symptoms of the disease.

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

Source: Decision Resources Group, 2021

The perceived limited efficacy or not enough efficacy improvement, and tolerability side effects, including gastrointestinal issues (nausea, diarrhea, and vomiting), insomnia, cause a substantial rate of treatment discontinuation. Some data and studies suggest that patients on acetylcholinesterase inhibitor medications, will discontinue treatment approximately 30% of the time within 4 months and 55% discontinue therapy within 12 months. Gastrointestinal issues are cited as a leading reason for discontinuing treatment, as reported in both physicians and caregiver market research. The high rates of gastrointestinal adverse effects are also included in the prescribing information for each approved drug. The most common adverse events that are reported to lead to discontinuation of therapy were diarrhea, nausea, vomiting, dizziness and decreased appetite among acetylcholinesterase inhibitors. Prescribing habits within long-term care physicians seem to be well entrenched, and overall, physicians report feeling dissatisfied and/or apathetic about their symptomatic treatment options. Caregivers also express dissatisfaction with the currently approved symptomatic treatments options.

Our solution: ZUNVEYL

There is a significant unmet need for better treatment options for patients suffering from Alzheimer’s disease. The Company believes that ZUNVEYL is poised to be a next-generation treatment option. The Company believes that we can differentiate ZUNVEYL based on several potential advantages to Alzheimer’s disease patients:

●	Established efficacy of galantamine with cognitive, behavioral symptom and functional improvement results

●	Clinical data published in Neurology in April 2021, supports significant risk reduction in risk of developing severe dementia and strongest effect on cognition

●	Dual mechanism of action, enhancing the acetylcholine levels and nicotinic receptor sensitivity

●	Enteric-coated tablet that passes through the GI tract as an inactive compound to potentially minimize GI side effects (nausea, vomiting, and diarrhea)

●	No incidence of insomnia in the FDA approved label for ZUNVEYL

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

The Company is in discussions with several pharmaceutical distributors with respect to LATAM and select Asian countries. The Company anticipates that it may be possible to enter into license agreements in several of these non-core territories. Distributors often have a deep understanding of local market dynamics, including regulatory requirements, distribution channels, and consumer preferences. Partnering with a local distributor allows pharmaceutical companies to leverage this expertise and navigate the complexities of entering a new market more effectively. By outsourcing distribution activities to a reliable partner, the Company can focus our resources and expertise on our core competencies, such as commercializing in the U.S. FDA regulatory approval does not guarantee approval and/or distribution in other territories.

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

Alzheimer’s disease symptomatic treatments are currently limited and perceived to provide limited symptom improvement and cause difficult-to-manage tolerability side effects. Symptomatic treatments are designed to improve the ability to learn, remember data, and function normally with daily tasks like toileting, cooking, or home care. Each year more than 2 million patients are on medication for the disease, which makes up half of the estimated number of people with Alzheimer’s disease in the US. Approximately 70% of patients with mild Alzheimer’s disease, 80% with moderate, and 75% with severe Alzheimer’s disease are on drug-treatment. On average, it can take up to 2.5 months from diagnosis to treatment, but can take up to 2 years, and roughly 32% will never go on treatment. Patients are treated primarily with symptomatic medications to help the cognitive and functional symptoms of Alzheimer’s disease. In addition to symptomatic treatments, patients are often prescribed behavioral and psychiatric medications for depression, hallucinations, aggression and agitation.

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

Adapted from Alzheimer’s Facts and Figures, 2023, page 30.

Symptoms

There are 5 main stages of severity on the Alzheimer’s disease continuum, which are defined by brain changes and the resulting symptoms that affect a patient’s daily life. These stages are preclinical Alzheimer’s disease, mild cognitive impairment (MCI) caused by Alzheimer’s disease, dementia due to mild Alzheimer’s disease, dementia due to moderate Alzheimer’s disease, and dementia due to severe Alzheimer’s disease. Alzheimer’s disease is believed to start causing changes in the brain upwards to 20 years prior to symptoms becoming noticeable. Within the brain, nerve cells become damaged and/or destroyed due to accumulation of beta-amyloid plaque clumps outside neurons, and the abnormal formation of tau tangles inside the neurons. As these brain changes become more prominent over the years, symptoms begin to occur and become noticeable. Common cognitive symptoms are memory loss, learning decline, challenges planning or solving problems, forming words/speaking and confusion with places or time. As symptoms become more severe, they affect daily activities, such as the ability to go to the bathroom, eating and swallowing, drinking, and overall mobility. Alzheimer’s disease progresses within each person differently. Depending on the individual risk factors, time of diagnosis, and other factors, the length of time a patient is within each stage of the continuum will vary greatly.

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

BABE Study vs. Immediate Release

The primary objective of both the fed and fasted studies was to evaluate the relative bioavailability of a single-dose of ALPHA-1062 (or benzgalantamine) 5mg delayed release oral tablet formulation compared to galantamine hydrobromide tablet 4mg immediate release — the reference drug. Primary endpoints of these studies were to evaluate bioavailability and bioequivalence by comparative measurements of peak plasma concentration (“Cmax”), and area under the plasma concentration-time curve from time zero to infinity (“AUC0-inf”). Secondary endpoints were to measure adverse events and safety outcomes. Thirty-six healthy subjects were enrolled in each trial.

Two drug products are recognized to be bioequivalent if the 90% confidence interval of the ratio of geometric means of the primary pharmacokinetic (“PK”) responses (after log-transformation) are within the bioequivalence limits of 80% and 125%

A secondary objective of the studies was to evaluate the safety and tolerability of single-dose administration of ALPHA-1062 5mg delayed release oral tablet formulation. The primary pharmacokinetic outcomes were AUC0-inf or area under the curve, and Cmax, the highest concentration of drug in the blood. The area under the curve represents the total exposure to the active drug galantamine over time after a single administration, and the Cmax represents the highest peak exposure to galantamine.

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

BABE Study vs. Extended Release

During August 2022, the Company announced results from an additional bioequivalence study with ALPHA-1062. The Company elected to conduct this additional study which was designed to demonstrate PK equivalence between ALPHA-1062 5mg delayed release oral tablets and 8 mg galantamine hydrobromide extended release capsules, when dosed to steady state. Bioequivalence appeared to be established based on total drug exposure (AUC) and the Cmax was expectedly higher than that of the extended release reference. These data, coupled with the bioavailability and bioequivalence pivotal data released in June, establishes bioequivalence to both formulations of galantamine hydrobromide, based on the approval of the FDA on July 26, 2024.

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

Alzheimer’s Disease Moderate-To-Severe Stage Program

Disease and Market Overview

Our second program is a combination oral product of benzgalantamine and memantine for moderate-to-severe Alzheimer’s disease. The product is in formulation and pre-clinical development. The Company believes combining ALPHA-1062 with previous FDA approved NMDA receptor memantine would provide differentiating efficacy and an attractive tolerability profile to patients within these advance stages. Moderate Alzheimer’s disease and severe Alzheimer’s disease affects a total of ~1.4M patients in the United States. In 2020, over 7 million Rx’s were written for memantine-containing product. In the moderate stage of Alzheimer’s disease symptoms become more intense, significantly affecting patients’ everyday life. They have difficulties with communication and personality and behavioral changes present. The caregiver burden also increases during this stage, as many activities (dressing, bathing, bathroom) require assistance and management. In the severe stage of the disease, patients will experience more robust and debilitating symptoms. The complete deterioration of cognition and functional abilities require round-the-clock care, eating and drinking prove difficult, and they usually become bed bound. On average 40% of the final years of Alzheimer’s disease patients (ages 70 to 80 years old) will be spent in the severe stage and the nature of the symptoms leads to the vast majority being admitted into a LTC facility.

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

Potential ALPHA-1062 coverage and reimbursement in the United States

US payers have granted branded Namzaric® wide access to most MA-covered lives and it is mostly covered on preferred tiers. The Company believes the ALPHA-1062 + memantine would be treated similarly. Since ZUNVEYL received approval for mild-to-moderate Alzheimer’s disease, the payer team intends to glean additional insights from their customers to determine commercial price and potential payer coverage by the payer community.

Pre-Clinical Product Candidates

Alzheimer’s Disease Mild-to-Moderate Stage: ALPHA-1062 sublingual formulation

ALPHA-1062 sublingual formulation will also be developed as an alternative formulation for patients who suffer from dysphagia (inability to swallow). A number of Alzheimer’s patients are estimated to suffer from dysphagia and utilize alternative liquid or patch formulations for medicine administration. A systematic review (Dement Neuropsychol. 2022 Jul-Sep; 16(3): 261-269) estimated dysphagia prevalence of greater than 80% of moderate to severe patients with Alzheimer’s. The sublingual formulation would allow for a dissolvable tablet that could provide medicine to these patients in an alternative method of administration. The Company completed an internal, unpublished in vitro study to evaluate absorption of technology with a sublingual tablet formulation. The study demonstrated that the tablet enabled active drug release in 30 seconds. An open label, single-dose, bioavailability study was conducted to determine the plasma levels of ALPHA-1062 in healthy, adults under fasting conditions. An 11mg sublingual tablet was administered to 10 subjects to measure active bioavailability, tolerability, and safety. Study results demonstrated 90% bioavailability and a formulation that was well tolerated. No safety signals were observed in the study. The formulation is in early development phases and further development has been initiated to further modify the sublingual formulation and run comparative pharmacokinetic studies vs. ALPHA0162IN and benzgalantamine oral. The data will be discussed with FDA to determine next steps for this program.

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

ALPHA-1062

mTBI: The Company has completed a pre-clinical study of ALPHA-1062 in mTBI. The Company is encouraged by the preclinical data and met with the FDA in Q2 2023 to discuss program advancement and gain alignment with FDA on further clinical plans. The FDA indicated in this meeting that further pre-clinical single species toxicity study and additional manufacturing work will be needed to file IND for Cognitive Impairment with mild mTBI and potentially enter into a Phase 2 trial. The Company has completed Phase 1 clinical single ascending dose (“SAD”) and multiple ascending dose (“MAD”) studies with ALPHA-1062 Intranasal formulation for a different indication (Alzheimer’s disease) and believes these studies can be utilized with the mTBI indication because the formulation utilizes the same delivery system and active drug. The Company expects to initiate the additional pre-clinical toxicity and manufacturing work in the future. The Company would then be in the position to advanceALPHA-1062.

In December 2021, the Company announced functional data from an animal study under the ALPHA-1062 TBI program. ALPHA-1062 administration significantly reduced the extent of the functional deficit, and improved functional recovery of TBI animals compared to untreated animals suffering a TBI. Notably, in four of five functional measures of recovery, the performance of the ALPHA-1062 treated group was statistically indistinguishable from that of the uninjured cohort.

In a rodent model of TBI, ALPHA-1062 or vehicle (purified water as treatment control) was administered intranasally, with treatment initiated 2 hours after injury and continued twice daily for 35 days. ALPHA-1062 significantly:

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

Intellectual Property

The Company has developed, filed, and exclusively licensed (from NLS) a significant intellectual property portfolio with respect to ZUNVEYL also known as ALPHA-1062 and ALPHA-1062IN, or benzgalantamine, which is broadly described below.

ALPHA-1062 Patent Portfolio

The ALPHA-1062 patent portfolio is based on a therapeutic use (method of treatment) patent for ALPHA-1062, that covers treatment of a variety of neurological diseases with a cholinergic deficit, being memory deficits related to the cholinergic neurons, or brain disease with cognitive impairment. The Company’s intellectual property strategy builds on this patent by avoiding traditional fast-release oral or transdermal routes for administering ALPHA-1062. Both routes would result in the premature cleavage of the pro-portion of the ALPHA-1062, in essence delivering the old drug (galantamine) with its attendant limitations. Delivery, polymorph, and formulation patents therefore expand on the original therapeutic use patent. The Company intends to patent all commercially relevant forms, formulations and routes/methods of ALPHA-1062 delivery in order to extend the effective patent protection lifetime.

Blood Brain Barrier II (BBB II): Cholinergic enhancers with improved blood-brain barrier permeability for the treatment of diseases accompanied by cognitive impairment (PCT application WO2009127218).

Jurisdiction	Patent number	Status	Expiry Date
United States	US 9,763,953	Granted	12/1/2026
	US 10,265,325	Granted	09/22/2026
China	CN 102007129	Granted	04/14/2028

In China, this patent protects the therapeutic use of ALPHA-1062 to treat a variety of neurodegenerative, psychiatric or neurological diseases with a cholinergic deficit. In the United States two patents are granted in this patent family that cover the corresponding method of treatment claims, one of which is directed to nasal administration.

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

Jurisdiction	Patent/ Application number	Status	Expiry Date
United States	US11,077,119	Granted	08/07/2033

In the U.S., the patent has been granted for sublingual administration of ALPHA-1062.

Blood Brain Barrier IV (BBB IV): Self-preserving compositions and multi-use dispensers for administering ALPHA-1062 (PCT application WO2022236396).

Jurisdiction	Application number	Status	Estimated Expiry Date (20-year term)
United States	18/560,636	Pending	05/14/2041
China	2021800981674	Pending	05/14/2041
Hong Kong	62024094093.7	Pending	05/14/2041
Europe	21941020.6	Pending	05/14/2041

This invention is based on the discovery that ALPHA-1062 exhibits potent anti-microbial properties. This effect enables self-preserving formulations, for example multi-use solutions or dispensers for oral/nasal transmucosal administration, without additional preservatives. The claims cover anti-microbial methods, multi-use delivery devices and corresponding formulations of ALPHA-1062.

Blood Brain Barrier V (BBB V):    Solid Forms of ALPHA-1062 Gluconate (PCT application WO2022150917).

Jurisdiction	Patent/Application number	Status	Estimated Expiry Date (20-year term)
United States	11,795,176 12,157,743 18/965,776 19/247,344	Granted Granted Pending Pending	01/13/2042
Europe	22738869.1	Pending	01/13/2042
Singapore	11202304626U	Pending	01/13/2042
Russia	2023121087	Pending	01/13/2042
Mexico	MX/a/2023/008276	Pending	01/13/2042
Korea	10-2023-7024970	Pending	01/13/2042
Japan	2023-565641	Pending	01/13/2042
Israel	303907	Pending	01/13/2042
China	2022800098271	Pending	01/13/2042
Hong Kong	62024086161.2	Pending	01/13/2042
	62024091747.1	Pending	01/13/2042
Canada	3,205,859	Pending	01/13/2042
Brazil	BR 11 2023 013926 0	Pending	01/13/2042
Australia	2022208641	Pending	01/13/2042

This invention is based on the discovery and isolation of multiple unique crystalline forms of the ALPHA-1062 gluconate salt. A stable, highly soluble polymorph form was identified, which shows improved stability and solubility over other crystalline forms and is intended for use in the drug product. An international PCT application and parallel U.S. application were filed January 13, 2022. The Canadian Intellectual Property Office (CIPO) has acknowledged novelty and inventive step of the claims of the PCT application. The USPTO granted two patents issued as US 11,795,176 and 12,157,743. Two further US continuation applications have been filed to pursue other ALPHA-1062 gluconate solid forms as disclosed in the original application.

Blood Brain Barrier VI (BBB VI): ALPHA-1062 for Treating Traumatic Brain Injury (TBI) (PCT application WO2023092231).

Jurisdiction	Application number	Status	Estimated Expiry Date (20-year term)
United States	18/549,309	Pending (allowed)	est. 11/25/2042
United States	19/566,889	Pending	est. 11/25/2042
Japan	2024-531248	Pending	11/25/2042
Europe	22896916.8	Pending	11/25/2042
China	2022800777268	Pending	11/25/2042
Canada	3,238,221	Pending	11/25/2042
Australia	2022399054	Pending	11/25/2042
Hong Kong	62025105479.2	Pending	11/25/2042
	62025101639.5	Pending	11/25/2042

This invention is based on preclinical animal studies in TBI showing enhanced therapeutic benefit, suited for multi-use intranasal administration, building on the antimicrobial properties of ALPHA 1062. National phases from the PCT application have been initiated as above and remain pending. The US application was allowed and is intended for grant March 2026, and subsequent to the 2025 year end, a further US continuation has been filed.

Blood Brain Barrier VII (BBB VII): ALPHA-1062 for Treating Post Concussive Syndrome (PCS) (PCT application PCT/CA2024/050691)

Jurisdiction	Application number	Status	Estimated Expiry Date (20-year term)
Europe	EP24809904.6	Pending	5/24/2044
China	2024800336565	Pending	5/24/2044
United States	19/486,720	Pending	est. 5/24/2044

This invention is based on treating cognitive impairment in patients with persistent post-concussion symptoms (PCS) after TBI, using ALPHA 1062. A US provisional application was filed May 25, 2023 (U.S. prov. appln. no. 63/504,292). An international PCT application was filed in May 2024. National phases in Europe, the United States and China have been filed.

Blood Brain Barrier VIII (BBB VIII): Coated tablets for pH-dependent release of benzgalantamine PCT application PCT/CA2025/050154).

Jurisdiction	Patent/Application number	Status	Estimated Expiry Date (20 year term)
United States	12,208,167	Granted	est. 02/06/2044
	19/036739	Pending	02/06/2044
China	2025101260517	Pending	02/06/2045
Taiwan	114104405	Pending	02/06/2045
Hong Kong	42025111587.9	Pending	02/06/2045

This invention is based on an oral tablet formulation for administering ALPHA 1062, employing a coating for pH dependent release. The formulation enables beneficial pharmacokinetic properties and side effect profile. A US application was filed on February 6, 2024 and is now issued as a patent. A US continuation was filed. An international PCT application was filed, as were patent applications in China, Taiwan and Hong Kong. Additional national phases are intended.

Blood Brain Barrier IX (BBB IX): Process for Preparing Benzgalantamine and Salts Thereof

Jurisdiction	Patent/Application number	Status	Estimated Expiry Date (20 year term)
United States	19/090,242	Pending	est. 03/25/2045
China	202510391815.5	Pending	03/31/2045

This invention is based on an improved method of benzgalantamine synthesis. A US priority application and application in China have been filed. A PCT and Taiwan application are intended.

Blood Brain Barrier X (BBB X): Methods of Achieving Specific Pharmacokinetic Effects for Galantamine

Jurisdiction	Patent/Application number	Status	Estimated Expiry Date (20 year term)
United States	19/278,583	Pending	est. 07/23/2045

This invention is based on methods of achieving specific pharmacokinetic effects for galantamine as described in the ZUNVEYL label. A US priority application has been filed.

Blood Brain Barrier XI (BBB XI): Dosage Regimens for Benzgalantamine

Jurisdiction	Patent/Application number	Status	Estimated Expiry Date (20 year term)
United States	12,551,491	Granted	est. 07/23/2045

This invention is based on specific dosage regimes for administering benzgalantamine as described in the ZUNVEYL label. Subsequent to the 2025 year end, a US priority application has been filed and has been issued by USPTO.

Blood Brain Barrier XII (BBB XII): Amorphous solid form of Benzgalantamine gluconate

Jurisdiction	Patent/Application number	Status	Estimated Expiry Date (20 year term)
United States	19/427,793	Pending	est. 12/19/2045

This invention is based on amorphous forms of benzgalantamine and amorphous solid dispersions. A US priority application has been filed.

Employees

The Company has 71 full-time employees. Employees work virtually in offices located in Vancouver, BC and Dallas/Fort Worth, Texas.

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

Marketing Exclusivity

Market exclusivity provisions authorized under the FDCA can delay the submission and approval of certain marketing applications for products containing the same active ingredient. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity (“NCE”). A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. The FDCA also permits patent term restoration of up to five years as compensation for a patent term lost during product development and FDA regulatory review process to the first applicant to obtain approval of an NDA for a new innovative product in the United States. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. During the NCE exclusivity period, the FDA may not approve, or even accept for review, an ANDA or an NDA submitted under Section 505(b)(2) (505(b)(2) NDA), submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed in the FDA’s publication Approved Drug Products with Therapeutic Equivalence Evaluations, which we refer to as the Orange Book, with the FDA by the innovator NDA holder. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in the Orange Book. These products may be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA. Any competitor who files an ANDA seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must make patent certifications to the FDA that: (1) no patent information on the drug or method of use that is the subject of the application has been submitted to the FDA; (2) the patent has expired; (3) the date on which the patent has expired and approval will not be sought until after the patent expiration; or (4) the patent is invalid or will not be infringed upon by the manufacture, use, or sale of the drug product for which the application is submitted. Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through the last type of certification, also known as a paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all of the listed patents claiming the referenced product have expired. If the ANDA or 505(b)(2) NDA applicant has provided a paragraph IV certification the applicant must send notice of the paragraph IV certification to the NDA and patent holders once the application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of paragraph IV certification. If the paragraph IV certification is challenged by an NDA holder or the patent owner(s) asserts a patent challenge to the paragraph IV certification, the FDA may not approve that application until the earlier of 30 months from the receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. In instances where an ANDA or 505(b)(2) NDA applicant files a paragraph IV certification, the NDA holder or patent owner(s) regularly take action to trigger the 30-month stay, recognizing that the related patent litigation may take many months or years to resolve. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor’s decision to initiate patent litigation. If the drug has NCE exclusivity and the ANDA is submitted four years after approval, the 30-month stay is extended so that it expires 7½ years after approval of the innovator drug, unless the patent expires or there is a decision in the infringement case that is favorable to the ANDA applicant before then.

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

Other Healthcare Laws

Pharmaceutical manufacturers are subject to additional healthcare laws, regulation, and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal anti-kickback, anti-self-referral, false claims, transparency, including the federal Physician Payments Sunshine Act, consumer fraud, pricing reporting, data privacy, data protection, and security laws and regulations as well as similar foreign laws in the jurisdictions outside the U.S. Similar state and local laws and regulations may also restrict business practices in the pharmaceutical industry, such as state anti-kickback and false claims laws, which may apply to business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information; state and local laws which require the tracking of gifts and other remuneration and any transfer of value provided to physicians, other healthcare providers and entities; and state and local laws that require the registration of pharmaceutical sales representatives; and state and local laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by the United States Health Insurance Portability and Accountability Act of 1996 (HIPAA), thus complicating compliance efforts. For example, California recently enacted the California Consumer Privacy Act of 2018 (“CCPA”), which creates individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to consumers about such companies’ data collection, use and sharing practices, provide such consumers with new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. Under the CCPA the California Attorney General may bring enforcement actions for violations of the CCPA. Further, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”), in the November 3, 2020 election which amends and expands the CCPA. The CPRA became fully effective on January 1, 2023. The CPRA significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency, the California Privacy Protection Agency, that is vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally.

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

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. By way of example, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; it required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; it implemented a new methodology under which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; it expanded the eligibility criteria for Medicaid programs; it created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and it established a Center for Medicare Innovation at the CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Corporate Structure

The Company was incorporated on November 15, 2017, under the Business Corporations Act (British Columbia) (“BCBCA”) under the name “Crystal Bridge Enterprises Inc.”. The Company is a reporting issuer in all of the provinces and territories of Canada. The Company completed its Qualifying Transaction with Alpha Cognition Canada Inc. (formerly Alpha Cognition Inc.) (“Alpha Canada” or “ACI Canada”) on March 18, 2021, and changed its name to Alpha Cognition Inc. As a result of the Qualifying Transaction Alpha Canada became the Company’s wholly owned subsidiary.

Alpha Canada was a privately held company incorporated pursuant to the BCBCA on May 16, 2014, under the name “Neurodyn Cognition Inc.”. On March 16, 2020, Alpha Canada changed its name to “Alpha Cognition Inc.” and on March 17, 2021, changed its name to “Alpha Cognition Canada Inc.”

Alpha Canada has one wholly owned subsidiary, Alpha Cognition USA Inc., which was incorporated pursuant to the laws of the State of Florida on August 19, 2019 and redomiciled to the State of Texas effective as of March 8, 2022.

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

Implications of Being a Smaller Reporting Company

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●	in the case of an initial registration statement under the Securities Act, or the Exchange Act of 1934, as amended, which we refer to as the Exchange Act, for stock of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such stock held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated initial public offering price of the sstock; or

●	in the case of an issuer whose public float as calculated under the previous two bullet points was zero or less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

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

Summary of Risk Factors

Risks Related to Commercialization and Manufacturing

●	ZUNVEYL oral tablet formulation may fail to achieve the broad degree of adoption and use by physicians, patients, hospitals, healthcare payors and others in the medical community necessary for commercial success.

●	The market opportunities for ZUNVEYL oral tablet formulation may be smaller than we anticipate.

●	We rely on third-party suppliers to manufacture our product candidates, and we intend to rely on third parties to produce commercial supplies of ZUNVEYL and any other approved product. The loss of these suppliers, or their failure to comply with applicable regulatory requirements or to provide us with sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business, financial condition, results of operations and prospects.

●	We are subject to certain supply chain risks inherent in manufacturing our lead product, ZUNVEYL, and future products with respect to Taiwan. Risks including periodic foreign economic downturns and political instability, which may adversely affect the Company’s ability to obtain materials and conduct business in Taiwan.

●	Our product candidates have not previously been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale. In particular, we will need to develop a larger scale manufacturing process that is more efficient and cost-effective to commercialize our potential products, which may not be successful.

●	The successful commercialization of our product candidates will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels and pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those drugs and decrease our ability to generate revenue.

●	We currently have no sales organization. If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell our product candidates, if approved, effectively in the United States and foreign jurisdictions or generate product revenue.

Risks Related to Our Financial Position

●	We are a commercial stage biopharmaceutical company in the early stages of commercial development of our one product approved for commercial sale and have incurred significant losses since our inception. We expect to incur significant losses for the foreseeable future and our costs may increase substantially in the foreseeable future.

●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve commercial success with ZUNVEYL formerly known as ALPHA-1062 oral tablet formulation, our one FDA approved product and continued development and commercialization of our other product candidates, if approved.

●	We have not completed an Alzheimer’s disease patient tolerability study for ZUNVEYL and have no history of commercializing products, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.

●	We will need substantial additional capital to meet our financial obligations and to pursue our business objectives, including the commercialization of ZUNVEYL oral tablet formulation. If we are unable to raise capital when needed, we could be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.

●	We expect to be exposed to fluctuations in currency exchange rates, which could adversely affect our results of operations.

Risks Related to Our Business Development

●	Our business is heavily dependent on commercial success of of ZUNVEYL oral tablet formulation, our only FDA approved product, and the development and commercialization of any future product candidates that we may develop or acquire.

●	We may not successfully expand our pipeline of product candidates. If we are not successful in identifying, developing, in-licensing, acquiring or/and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

●	We may encounter substantial delays in our preclinical studies and clinical trials or may not be able to conduct or complete our preclinical studies or clinical trials on the timelines we expect, if at all.

●	Use of our therapeutic candidates could be associated with side effects, adverse events or other properties or safety risks, which could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon a therapeutic candidate, limit the commercial profile of an approved label or result in other significant negative consequences that could severely harm our business, prospects, operating results and financial condition.

●	Interim “top-line” and preliminary data from studies or trials that we announce or publish from time to time may change as more data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.

●	We have conducted all of our clinical trials to date outside of the United States, and in the future plan to conduct clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our current or future product candidates.

●	We identified material weaknesses in our internal control over financial reporting which are in the process of being remediated, and if we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

Risks Related to Our Industry

●	Research and development of pharmaceuticals is lengthy, expensive and inherently risky. We cannot give any assurance that any of our product candidates will receive regulatory approval.

●	Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

●	Failure to comply with health and data protection laws and regulations could lead to government enforcement actions and civil or criminal penalties, private litigation or adverse publicity and could negatively affect our operating results and business.

●	Even if the product candidates that we develop receive regulatory approval in the United States or another jurisdiction, they may never receive approval in other jurisdictions, which would limit market opportunities for our product candidates and adversely affect our business.

●	We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer, more advanced or more effective than ours, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and ultimately harm our financial condition.

Risks Related to Our Intellectual Property

●	Our success depends on our ability to obtain and maintain patent protection for our technology and product candidates including our lead product, ALPHA-1062. If such protection is not obtained, the scope of the patent protection obtained is not sufficiently broad, or we lose such protection, we may not be able to compete effectively in our markets.

●	The validity, scope and enforceability of any patents listed in the Orange Book that cover our product candidates including our lead product. ZUNVEYL can be challenged by third parties.

●	Third-party claims or litigation alleging infringement of patents or other proprietary rights, or seeking to invalidate patents or other proprietary rights, may delay or prevent the development and commercialization of any of our product candidates including our lead product, ALPHA-1062.

●	We may become involved in lawsuits to protect or enforce our patents or our other intellectual property rights, which could be expensive, time-consuming and unsuccessful. Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties.

●	Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed, resulting in harm to our business and our competitor position.

●	We may be subject to claims that our employees, consultants, independent contractors or we have wrongfully used or disclosed confidential information of their former employers or other third parties.

●	Any trademarks we have obtained or may obtain may be infringed or successfully challenged, resulting in harm to our business.

●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

●	Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

Risks Related to Government Regulation

●	The regulatory approval processes of the FDA and other comparable foreign regulatory authorities are lengthy, expensive, time consuming and inherently unpredictable.

●	ZUNVEYL oral tablet formulation and any of our other products that receive regulatory approval will remain subject to regulatory scrutiny.

●	Healthcare legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates.

●	Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

Risks Related to Employee Matters and Growth Management

●	We will need to increase the size of our organization, and we may experience difficulties in managing growth.

●	If we fail to attract and retain senior management and key scientific personnel, our business may be materially and adversely affected.

●	Our employees and independent contractors, including principal investigators, consultants, any future commercial collaborators, service providers and other vendors, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our results of operations.

●	If we are unable to establish sales or marketing capabilities or enter into agreements with third parties to sell or market our product candidates, we may not be able to successfully sell or market our product candidates that obtain regulatory approval.

Risks Related to Our Common Stock

●	Our stock price may be volatile, and you may not be able to resell common stock at or above the price you paid.

●	An active, liquid and orderly market for our common stock may not develop, and you may not be able to resell your common stock at or above the initial public offering price.

●	We are an “emerging growth company” and a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors.

●	Risks related to the Company being a “passive foreign investment company” under United States tax laws.

●	If we sell common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.

●	Concentration of ownership of our voting securities, including common stock and Class B Preferred Series A Stock, among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

●	Sales of a substantial number of our common stock in the public market could cause our stock price to fall.

●	We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock;

●	The Company has outstanding warrants denominated in both Canadian and U.S. Dollars. The foreign exchange risk associated with the variable of the Canadian Dollar denominated warrant and the Company’s resulting U.S. Dollar denominated functional currency could result in a significant risk of loss at the date of valuing the risk and cause the Company to incur a significant non-cash derivative liability depending on the exchange rate and share price volatility, share price, risk-free interest rate, and remaining life of the Canadian Dollar denominated warrants.

General Risk Factors

●	Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

●	We will incur significant costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, which could result in sanctions or other penalties that could materially and adversely affect our business, financial condition, results of operations and prospects.

●	Our business will be subject to the risks of climate change, natural catastrophic events, world events, and man-made problems such as power disruptions or terrorism

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

ZUNVEYL may fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. ZUNVEYL and most of our product candidates target mechanisms for which there are limited or no currently approved products, which may result in slower adoption by physicians, patients and payors. If ZUNVEYL or our other product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the clinical indications for which the product is approved and patient demand for approved products that treat those indications;

●	the safety and efficacy of our product as compared to other available therapies;

●	the availability of coverage and adequate reimbursement from governmental healthcare plans or payors for any of our product candidates that may be approved;

●	acceptance by physicians, operators of clinics and patients of the product as a safe and effective treatment;

●	physician and patient willingness to adopt a new therapy over other available therapies to treat approved indications;

●	overcoming any biases physicians or patients may have toward particular therapies for the treatment of approved indications;

●	proper training and administration of our product candidates by physicians and medical staff;

●	public misperception regarding the use of our therapies, if approved for commercial sale;

●	patient satisfaction with the results and administration of our product candidates and overall treatment experience, including, for example, the convenience of any dosing regimen;

●	the cost of treatment with our product candidates in relation to alternative treatments and reimbursement levels, if any, and willingness to pay for the product, if approved, on the part of insurance companies and other third-party payors, physicians and patients;

●	the revenue and profitability that our products may offer a physician as compared to alternative therapies;

●	limitations or warnings contained in the FDA-approved labeling for our products;

●	any FDA requirement to undertake a REMS;

●	the effectiveness of our sales, marketing and distribution efforts;

●	adverse publicity about our products or favorable publicity about competitive products; and

●	potential product liability claims.

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

We currently rely on third parties at key stages in our supply chain. For instance, the supply chains for our lead product candidate involve several manufacturers that specialize in specific operations of the manufacturing process, specifically, raw materials manufacturing, drug substance manufacturing and drug product manufacturing. We have a direct relationship with a manufacturer in Taiwan for our lead candidate, ALPHA-1062. As a result, the supply chain for the manufacturing of our product candidates is complicated, and we expect the logistical challenges associated with our supply chain to grow more complex as our product candidates are further developed.

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

Our Taiwanese partners are critical to our supply chain. Accordingly, our business, financial condition and results of operations may be affected by changes in governmental policies, taxation, inflation or interest rates in Taiwan and by social instability and diplomatic and social developments in or affecting Taiwan which are outside of our control. Since 1949, Taiwan and the Chinese mainland have been separately governed. The PRC claims that it is the only legitimate government in China, including Taiwan and mainland China, and that Taiwan is part of China. Although significant economic and cultural relations have been established between Taiwan and mainland China in the past few years, such as the adoption of the Economic Cooperation Framework Agreement and memorandum regarding cross-strait financial supervision, we cannot assure you that relations between Taiwan and mainland China will not become strained again. For example, the PRC government has refused to renounce the use of military force to gain control over Taiwan and, in March 2005, passed an Anti-Secession Law that authorized non-peaceful means and other necessary measures should Taiwan move to gain independence from the PRC. Past developments in relations between Taiwan and mainland China have on occasion depressed the market prices of the securities of companies doing business in Taiwan. Such initiatives and actions are commonly viewed as having a detrimental effect to reunification efforts between Taiwan and mainland China. Relations between Taiwan and mainland China and other factors affecting military, political or economic conditions in Taiwan could materially and adversely affect our financial condition and results of operations, as well as the market price and the liquidity of our ordinary stock.

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

Our product candidates have not previously been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale. In particular, we are working on developing a larger scale manufacturing process that is more efficient and cost-effective to commercialize our potential products, which may not be successful.

Our product candidates have not previously been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. There is no assurance that our third-party manufacturers will be successful in establishing a larger-scale commercial manufacturing process for our product candidates which achieves our objectives for manufacturing capacity and cost of goods. In addition, there is no assurance that our third-party manufacturers will be able to manufacture our product candidates to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of such products or to meet potential future demand. Our failure to properly or adequately scale up manufacturing for commercial scale would adversely affect our business, results of operations and financial condition.

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

We have only recently established a small marketing and sales organization. In order to commercialize ZUNVEYL and our other product candidates, which may obtain approval, in the United States and foreign jurisdictions, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If any of our other product candidates receive regulatory approval, we expect to expand our sales organization with technical expertise and supporting distribution capabilities to commercialize each such product candidate, which will be expensive and time consuming. We have no prior experience in the marketing, sale and distribution of biopharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. If we are not successful in commercializing our product candidates or any future product candidates, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

Risks Related to Our Financial Condition

We are a commercial biopharmaceutical company with one product approved for commercial sale and have incurred significant losses since our inception. We expect to incur significant losses for the foreseeable future and our costs may increase substantially in the foreseeable future.

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were approximately $20.6 million and $14.6 million for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $97.1 million. We have only one product, ZUNVEYL formerly known as ALPHA-1062, approved for commercialization.

We have devoted substantially all our financial resources and efforts to the commercialization of ZUNVEYL and development of our other product candidates, including conducting preclinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years and we continue the commercial roll out of ZUNVEYL and pursue our other product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially for the foreseeable future as we:

●	continue establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize ZUNVEYL oral tabulation formulation formerly known as ALPHA-1062 and any other product candidates for which we may obtain regulatory approval;

●	conduct our ongoing and planned clinical trials of ALPHA-1062, as well as initiate and complete additional clinical trials;

●	continue our clinical validation of ALPHA-1062 for moderate-to-severe Alzheimer’s disease and explore the potential of ALPHA-1062IN related to mTBI;

●	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, manufacturing and scientific personnel;

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts;

●	incur additional legal, accounting and other expenses in operating as a public company; and

●	scale up our clinical and regulatory capabilities.

Our ability to continue to generate revenue and achieve profitability depends significantly on our ability to achieve commercial success with ZUNVEYL oral tablet formulation, our one FDA approved product, and continued development and commercialization of our other product candidates, if approved.

To date, we have generated approximately $6.8 million in revenue from the commercialization of ZUNVEYL To continue to generate revenue and become and remain profitable, we must succeed in the commercialization of ZUNVEYL and developing and eventually commercializing our other product candidates. This will require us to be successful in a range of challenging activities, including commercial manufacturing, marketing and sales of ZUNVEYL, completing preclinical testing and clinical trials of our other product candidates, obtaining regulatory approval of our other product candidates, and manufacturing, marketing and selling any other product candidates for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. Outside of our commercial development activities for ZUNVEYL, we are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate any revenue or revenue that is significant enough to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our Company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain product approvals, diversify our offerings or continue our operations. A decline in the value of our Company could also cause you to lose all or part of your investment.

We have a limited operating history and no prior history of commercializing products, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.

We commenced operations in 2014, and our operations to date have been largely focused on developing our clinical and preclinical product candidates, primarily ALPHA-1062. To date, we have successfully obtained regulatory approval for only one product, ZUNVEYL oral tablets, and began to commercialize ZUNVEYL in 2025. Prior to beginning commercialization efforts in 2025, we have no history of commercializing products. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

We will need substantial capital to meet our financial obligations and to pursue our business objectives, including the continued commercialization of ZUNVEYL oral tablet formulation. If we are unable to raise capital when needed, we could be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.

Our operations have required substantial amounts of capital since inception, and we expect our expenses to increase significantly in the foreseeable future. Developing commercial manufacturing, marketing and sales is expensive and uncertain which could take a long time to complete. We may not achieve commercial success with ZUNVEYL. Similarly, identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we continue our commercialization activities for ZUNVEYL and our ongoing clinical trials of our other product candidates, initiate future clinical trials of our other product candidates, prepare for commercialization activities of our other product candidates and advance any of our other product candidates we may develop or otherwise acquire. In addition, our product candidates, if approved, may not achieve commercial success. Our revenue is primarily derived from sales of ZUNVEYL as a result of our commercial development activities. If we obtain marketing approval for any other product candidates that we develop or otherwise acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We also expect an increase in our expenses associated with creating additional infrastructure to support operations as a public company.

As of December 31, 2025, we had approximately $66.1 million in unrestricted cash and cash equivalents and have not generated positive cash flows from operations. Based on our current business plans, we believe our existing cash and cash equivalents, will be sufficient for us to fund our ongoing operating expenses, commercialization expenses, and capital expenditures requirements through at least the next 12 months. We may need to raise additional capital to fund our operations and commercial plans after 12 months. ZUNVEYL is expected to require substantial capital to continue our commercialization efforts and bring the product to market in the US. We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect.

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

We expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, distribution, and continued R&D of ZUNVEYL.

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

We incur expenses in U.S. dollars, Canadian dollars, and Euros but our financial statements are denominated in U.S. dollars. Accordingly, we face exposure to adverse movements in currency exchange rates. Our foreign operations that are contracted in foreign currencies will be exposed to foreign exchange rate fluctuations as the financial results are translated from the local currency into U.S. dollars. Specifically, the U.S. dollar cost of our operations in Canada, API manufacturing in Taiwan and manufacturing of ZUNVEYL in India   is influenced by any movements in the currency exchange rate. Such movements in the currency exchange rate may have a negative effect on our financial results. Currently, our revenue generating agreements are settled in U.S. dollars, however, we may in the future enter into revenue contracts in foreign currencies if and when we expand commercialization of ZUNVEYL. The extent contracts related to our operating costs or revenue are settled in a foreign currency, if the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions could result in increased revenue   decreased operating expenses and increased net income   (decreased net loss). Similarly, if the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions could result in decreased revenue, increased operating expenses and decreased net income (increased net loss).   As exchange rates vary, sales and other operating results, when translated, may differ materially from our or the capital market’s expectations.

Risks Related to Our Business Development

Our business is heavily dependent on the commercial success of ZUNVEYL oral tablet formulation, our only FDA approved product, and the development and commercialization of any future product candidates that we may develop or acquire.

The NDA for ZUNVEYL oral tablets was approved by the FDA on July 26, 2024, but all our other product candidates are in the pre-clinical stage. The success of our business, including our ability to finance our Company and generate revenue in the future, will primarily depend on the commercial success of ZUNVEYL, our only FDA approved and commercially produced product, and the development, regulatory approval and commercialization of our other product candidates. We cannot be certain that ZUNVEYL will experience commercial success or that our other product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

The commercial success of ZUNVEYL and the clinical and commercial success of any future product candidates that we may develop or acquire will depend on a number of factors, including the following:

●	the continued commercial success of ZUNVEYL, either independently or with marketing service providers;

●	the effectiveness of our sales and marketing strategy and operations, and obtaining market acceptance of ZUNVEYL, including garnering market share from existing and future treatment alternatives;

●	maintaining compliance with all regulatory requirements applicable to ZUNVEYL and our commercial activities, including the post-marketing requirements and post-marketing commitments required by the FDA;

●	the continued acceptability of the safety profile of ZUNVEYL and the occurrence of any unexpected side effects, adverse reactions or misuse, including potential business impact such as the need to withdraw the product (either voluntarily or as mandated by the FDA), loss of support by the advocacy communities or loss of positive corporate reputation resulting in related unfavorable media coverage in these areas;

●	our ability to raise any additional required capital on acceptable terms, or at all;

●	our ability to complete an IND enabling studies and successfully submit INDs or comparable applications;

●	initiation and timely completion of our preclinical studies and clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;

●	delays or difficulties in enrolling and retaining patients in our clinical trials;

●	whether we are required by the FDA, or similar foreign regulatory agencies to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;

●	acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of our product candidates by the FDA and similar foreign regulatory authorities;

●	our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety, efficacy and acceptable risk to benefit profile of our product candidates or any future product candidates;

●	the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates or future approved products, if any;

●	achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to our product candidates or any future product candidates or approved products, if any;

●	the ability of third parties with whom we contract to manufacture adequate clinical trial and commercial supplies of our product candidates or any future product candidates remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMPs;

●	the convenience of our treatment or dosing regimen;

●	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

●	acceptance by physicians, payors and patients of the benefits, safety and efficacy of our product candidates or any future product candidates, if approved, including relative to alternative and competing treatments;

●	the willingness of physicians, operators of clinics and patients to utilize or adopt any of our product candidates or any future product candidates, if approved;

●	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;

●	our ability to expand our products, including ZUNVEYL into multiple indications;

●	the COVID-19 pandemic, which may result in clinical site closures, delays to patient enrollment, patients discontinuing their treatment or follow up visits or changes to trial protocols;

●	our ability to successfully develop a commercial strategy and thereafter commercialize our other product candidates or any future product candidates in the United States and internationally, if approved for marketing, reimbursement, sale and distribution in such countries and territories, whether alone or in collaboration with others;

●	patient demand for our product candidates, if approved, including patients’ willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;

●	the actual market-size, ability to identify patients and the demographics of patients eligible for our product candidates, which may be different than expected;

●	a continued acceptable safety profile following any marketing approval;

●	our ability to compete with other therapies;

●	our ability to establish and enforce intellectual property rights in and to our product candidates or any future product candidates; and

●	our ability to avoid third-party patent interference, intellectual property challenges or intellectual property infringement claims.

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

Efforts by biopharmaceutical and pharmaceutical companies in treating Alzheimer’s disease have seen limited success in drug development. Biogen’s Aduhelm, a monoclonal antibody administered via infusion, received accelerated approval from the FDA on June 7, 2021, but Biogen has announced that it will discontinue marketing Aduhelm by the end of 2024. Adlarity, transdermal formulation of donepezil from the markers of Corium, was the most recently FDA approved symptomatic treatment in 8 years, in March 2022. We cannot be certain that our oral, small-molecule approach will lead to the development of further approvable or marketable products. Since 2003, over 500 clinical studies in Alzheimer’s have been completed and only Aduhelm, Adlarity and now our product ZUNVEYL have been approved by the FDA, compared to higher success rates for all other drug candidates.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit the commercial success of ZUNVEYL and adversely affect our business, financial condition, results of operations and prospects.

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

Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. The historical failure rate for product candidates in our industry is high. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage and our future clinical trials may not be successful. Clinical trials can be delayed or terminated for a variety of reasons. Further, even once completed the process to receive an NDA can be delayed or unsuccessful.

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

We have conducted clinical trials of our product candidates outside the United States, and plan to continue to do so in the future. For example, we initially conducted our bioavailability and bioequivalence pivotal clinical trials of ALPHA-1062 in collaboration with Vimta Labs, Inc in Hyderabad, India. In addition, the Phase 1 single and multiple ascending dose studies of ALPHA-1062 in healthy volunteers were conducted at the Centre for Human Disease Research (CHDR) in the Netherlands. The acceptance of future study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, any comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless:

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

If we are unable to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims, the commercialization of ZUNVEYL or any future product candidates we develop could be inhibited or prevented. We currently carry product liability insurance covering our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceeds our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient funds to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. Following the marketing approval of ZUNVEYL (which was received on July 26, 2024) or if and when we obtain approval for marketing any of our future product candidates, we intend to expand our insurance coverage to include the sale of such product candidate; however, we may be unable to obtain this liability insurance on commercially reasonable terms or at all.

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

We identified material weaknesses in our internal control over financial reporting which are in the process of being remediated, and if we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires, among other things, that we evaluate our systems and processes and test our internal controls over financial reporting to allow management and our independent registered public accounting firm, as applicable, to report on the effectiveness of our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. For example, in the course of preparing our financial statements for fiscal the fiscal year ended December 31, 2025, we identified a material weakness in our internal control over financial reporting regarding the lack of effective internal control over the recording and processing of warrants and stock option liabilities. To address this material weakness, we made changes to our internal control framework and controls, as set forth in further detail in Item 9A “Controls and Procedures” and remediated this material weakness.

We cannot be certain that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses, including with regard to the matters previously remediated. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business or otherwise. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. As such, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be adversely affected.

Risk related to Our Industry

Research and development of pharmaceuticals is lengthy and inherently risky. We cannot give any assurance that our future product candidates will receive regulatory approval.

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

If the patent applications we hold with respect to our development programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for any of our product candidates, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize, future products. Our pending applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent is issued from such applications. Any such outcome could harm our business.

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

Moreover, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after the earliest filed application in a family. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. We note that certain of our U.S. patents directed toward ZUNVEYL and ALPHA-0602 are set to expire in 2026. In relation to these particular expiring patents, we have other patents which we believe are sufficient to cover our patent protection needs in relation to ZUNVEYL and ALPHA-0602. However, we may be wrong in this assessment or face unforeseen difficulties in relation to our patent coverage with could adversely impact the Company.

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

Moreover, a third party may challenge the current patents, or patents that may be issued in the future, within our portfolio which could result in the invalidation of some or all of the patents that might otherwise be eligible for listing in the Orange Book for one of our products. If a third party successfully challenges all of the patents that might otherwise be eligible for listing in the Orange Book for one of our products, we will not be entitled to the 30-month stay of FDA approval upon the filing of an ANDA for a generic drug containing any of our product candidates, and relies in whole or in part on studies conducted by or for us.

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

Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity, adversely impact prospective customers, cause product shipment delays, or prohibit us from manufacturing, marketing or otherwise commercializing our products, services and technology. Any uncertainties resulting from the initiation and continuation of any litigation could adversely impact our ability to raise additional funds or otherwise harm our business, results of operation, financial condition or cash flows. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments, which could adversely impact the price of our common stock and warrants. If securities analysts or investors perceive these results to be negative, it could adversely impact the price of our common stock and warrants. The occurrence of any of these events may harm our business, results of operation, financial condition or cash flows.

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

Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could harm the price of our common stock and warrants.

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

Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common stock to decline.

During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our existing products, programs or intellectual property could be diminished. Accordingly, the market price of our common stock may decline. Such announcements could also harm our reputation or the market for our future products, which could have a material adverse effect on our business.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could adversely impact the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials and internal research programs. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us manufacture ZUNVEYL or commercialize our future product candidates, if approved.

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

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for one or more of our product candidates. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

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

As of March 30, 2026, we had 72 full-time employees and 1 part-time contractor in total. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize ZUNVEYL, our lead product candidate, or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

In addition, employment candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, either because we are a public company or for other reasons, it may harm our ability to recruit and retain highly skilled employees. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the stock, or if the exercise prices of the options that they hold are significantly below the market price of our common stock.

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

Risks Related to Our Common Stock

Our stock price may be volatile and you may not be able to resell common stock at or above the price you paid.

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In particular, the trading prices for biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic and world events. These factors include those discussed in this “Risk Factors” section of this Annual Report and others such as:

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

In addition, the stock markets in general, and the markets for biopharmaceutical stocks in particular, have experienced extreme volatility that may have been unrelated to the operating performance of the Company. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock.

An active, liquid and orderly market for our common stock may not develop, and you may not be able to resell your common stock at or above the initial public offering price.

There has been limited trading of our common stock on the OTCQB and CSE exchanges. Although our common stock are now listed on the Nasdaq Capital Market an active trading market may not develop or, if it is developed, may not be sustained. The lack of an active market may impair your ability to sell your common stock at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling stock and may impair our ability to acquire other product candidates, businesses or technologies using our stock as consideration.

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

We believe we were a “passive foreign investment company” (a “PFIC”) within the meaning of Section 1297 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) for our most recently completed taxable year and based on current business plans and financial expectations, we expect to be a PFIC for our current taxable year and may be a PFIC in subsequent tax years. If we are a PFIC for any year during a U.S. taxpayer’s holding period of common stock, then such U.S. taxpayer generally will be required to treat any gain realized upon a disposition of the common stock, as applicable, or any so-called “excess distribution” received on its common stock, as applicable, as ordinary income, and to pay an interest charge on a portion of such gain or distribution. In certain circumstances, the sum of the tax and the interest charge may exceed the total amount of proceeds realized on the disposition, or the amount of excess distribution received, by the U.S. taxpayer. Subject to certain limitations, these tax consequences may be mitigated if a U.S. taxpayer makes a timely and effective QEF Election (as defined below) or a Mark-to-Market Election (as defined below). In addition, U.S. taxpayers should be aware that there can be no assurances that we will satisfy the record keeping requirements that apply to a QEF (as defined below), or that we will supply U.S. taxpayers with information that such U.S. taxpayers are required to report under the QEF rules, in the event that we are a PFIC. Thus, U.S. Holders may not be able to make a QEF Election. A U.S. taxpayer who makes a Mark-to-Market Election with respect to the common stock generally must include as ordinary income each year the excess of the fair market value of the common stock over the taxpayer’s basis therein.

Proposed legislation in the U.S. Congress, including changes in U.S. tax law, may adversely impact us and the value of our Common Stock.

Changes to U.S. tax laws (which changes may have retroactive application) could adversely affect us or holders of the common stock. In recent years, many changes to U.S. federal income tax laws have been proposed and made, and additional changes to U.S. federal income tax laws are likely to continue to occur in the future.

The U.S. Congress is currently considering numerous items of legislation which may be enacted prospectively or with retroactive effect, which legislation could adversely impact our financial performance and the value of the common stock. Additionally, states in which we operate or own assets may impose new or increased taxes. If enacted, most of the proposals would be effective for the current or later years. The proposed legislation remains subject to change, and its impact on us and purchasers of the common stock is uncertain.

In addition, the Inflation Reduction Act of 2022 includes provisions that impact the U.S. federal income taxation of corporations. Among other items, this legislation includes provisions that impose a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that are imposed on the Corporation repurchasing such stock. It remains unclear in certain respects how this legislation will be implemented by the U.S. Department of the Treasury and we cannot predict how this legislation or any future changes in tax laws might affect us or purchasers of the common stock.

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

If we sell our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.

Because we expect our expenses to increase significantly in the foreseeable future and because, based on our current business plans, our existing cash, cash equivalents and marketable securities, will be insufficient for us to fund our planned operating and capital expenditures beyond the date that is just several months after the date of this Annual Report, we may from time to time issue additional common stock. These issuances may be at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders will experience additional dilution and, as a result, our stock price may decline.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates are expected to beneficially own approximately 37.1% of our outstanding common stock. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their stock at prices substantially below the current market price of our common stock and have held their stock for a longer period, they may be more interested in selling our Company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

Stock eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their common stock by means of ordinary brokerage transactions in the open market pursuant to effective resale registration statements and Rule 144 promulgated under the Securities Act, subject to certain limitations. Pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 21.8 million common stock outstanding as of March 26, 2026, approximately 18.7 million shares are tradable by non-affiliates without restriction. Given the limited trading of our common stock, resale of even a small number of common stock pursuant to Rule 144 may adversely affect the market price of our common stock.

Additionally, on July 1, 2025, we filed a resale registration statement on Form S-3 registering the resale of 2,375,735 common stock issuable upon exercise of outstanding warrants issued in private placements prior to our initial public offering and on July 21, 2025, we filed a resale registration statement on Form S-3 registering the resale of 1,289,145 common stock issuable upon exercise of outstanding warrants issued in our convertible note financing in September 2024 and to the underwriters in our initial public offering. We have ongoing registration obligations under the registration rights granted in our past unit financings and in our recent note financing to maintain these resale registration statements. If the warrants are exercised and these registration statements remain effective, the named selling stockholders will be able to freely sell the common stock into the market which may adversely affect the market price of our common stock.

We have also filed registration statements on Form S-8 covering the issuance of an aggregate total of 2,815,975 shares upon exercise or vesting of awards issued to participants under our equity incentive plans. Non-affiliates who receive shares registered under the Form S-8 will be able to freely sell the common stock into the market which may adversely affect the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after any legal restrictions on resale discussed in this Annual Report lapse, the trading price of our common stock could decline. As of March 30, 2026, we have 21,774,104 common stock outstanding and 316,655 common stock issuable upon conversion of our Class B Series A Preferred Shares, 4,443,446 common stock issuable upon exercise of warrants at a weighted average exercise price of $5.84, 2,471,007 common stock issuable upon exercise of options with a weighted average exercise price of $5.67, 509,713 common stock issuable upon conversion of restricted stock units and 229,642 common shares issuable upon exercise of performance options with a weighted average exercise price of $0.22.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

At December 31, 2025, the Company had, for Canadian tax purposes, non-capital losses aggregating approximately $57 million. These losses are available to reduce taxable income earned by the Company and Alpha Cognition Canada Inc. in future years and expire between 2035 and 2045. Additionally, as of December 31, 2025, the Company had, for United States of America tax purposes, non-capital losses aggregating approximately $11 million. These losses are available to reduce taxable income earned by the Company’s US subsidiary in future years and expire in 2042.

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

As at the date of this filing, the Company has outstanding warrants denominated in both Canadian and U.S. Dollars. The Company’s functional currency is to the U.S. Dollar. As a result, Canadian Dollar denominated warrants will cause the Company to assess the foreign exchange risk associated with the variable of the Canadian Dollar denominated warrant and the Company’s resulting U.S. Dollar denominated functional currency.

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We are currently covered by three analysts, Titan Partners, H.C. Wainwrights & Co, and Stonegate Capital Partners. If securities or industry analysts do not continue coverage of us, the trading price for our stock would be negatively impacted. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our commercialization of ZUNVEYL or our clinical trials or operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we identify any material weaknesses, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could materially and adversely affect our business, financial condition, results of operations and prospects, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we will be required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. In order to report our results of operations and financial statements on an accurate and timely basis, we will depend in part on CROs and other third parties to provide timely and accurate notice of their costs to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our stock from the Nasdaq or other adverse consequences that would materially and adversely affect our business, financial condition, results of operations and prospects.

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

A significant natural disaster, such as an earthquake, a fire, a flood, or significant power outage could have a material adverse impact on our business, results of operations and financial condition. Climate change or a natural disaster could affect our personnel, data centers, supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In addition, climate change could result in an increase in the frequency or severity of natural disasters. Climate change or a natural disaster may also affect our ability to occur raw materials needed for manufacturing and production. Likewise, we could be subject to other man-made problems, including but not limited to power disruptions and terrorist acts. Although we will maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue its operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, and our insurance may not cover such events or may be insufficient to compensate it for the potentially significant losses we may incur. Acts of terrorism and other geo-political unrest could also cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or customers or the economy as a whole. Recently, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect regional economies and the global economy. Additionally, geopolitical tensions and ongoing conflicts in the Middle East, particularly between the United States, Israel and Iran, Israel and Hamas and Israel and Hezbollah, may lead to global economic instability and fluctuating energy prices that could materially affect our business. It is not possible to predict the broader consequences of the conflicts in the Middle East, including related geopolitical tensions and the measures and actions taken by other countries in respect thereof, which could materially adversely affect global trade, currency exchange rates, regional economies, and the global economy. The situations in Ukraine and the Middle East remain uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflicts and actions taken in response to the conflicts could increase our costs, disrupt our manufacturing and supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations. Any disruption in the business of its supply chain, manufacturers, logistics providers, partners or customers that impacts sales at the end of a fiscal quarter could have a significant adverse impact on our financial results. All of the aforementioned risks may be further increased if disaster recovery plans prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the manufacture, deployment, or shipment of our products, our business, financial condition, and results of operations would be adversely affected.

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

Our corporate head office is located at Suite 200 – 1452 Hughes Road, Grapevine, TX, 76051.

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

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On November 12, 2024, our common stock began trading on the Nasdaq under the symbol “ACOG”. Our common stock were previously traded on the CSE, but were voluntarily delisted on December 17, 2024. On November 5, 2024, we completed a reverse stock split of our common stock with a stock split ratio of 1-for-25 (“Reverse Stock Split”). On March 30, 2026, the closing price for our common stock in quoted on the Nasdaq was $5.32.

Holders of Our Common Stock

As of March 30, 2026, we had approximately 119 registered holders of our common stock. This number does not include an indeterminate number of stockholders whose stock are held by brokers in street name through depositaries, including CDS & Co and CEDE & Co.

Dividend Policy

We have paid no dividends on the common stock to date and we do not expect to pay dividends on our common stock in the foreseeable future. Investors in Alpha Cognition’s securities cannot expect to receive a dividend in the foreseeable future, if at all. Any future declaration and payment of cash dividends or other distributions of capital will be at the discretion of our board of directors and will depend on our financial condition, earnings, cash needs, capital requirements (including requirements of our subsidiaries), contractual, legal, tax and regulatory restrictions, and any other factors that our board of directors deems relevant in making such a determination.

Recent Unregistered Sales of Equity Securities

None

Repurchases of Equity Securities by Our Company and Affiliated Purchasers

None.

Use of Proceeds

On October 1, 2025, the Company completed a public offering of common stock by issuing 4,651,516 common shares at a public offering price of $6.25 per share and pre-funded warrants to purchase up to 948,484 common shares at a public offering price of $6.249 per share for gross proceeds of approximately $35 million, after deducting discounts and commissions and estimated offering expenses payable by us, of approximately $32.8 million.

The public offering was completed pursuant to the Company’s registration statement on Form S-3 (333-289792) which was brought effective by the SEC on August 29, 2025. Titan Partners Group LLC, a division of American Capital Partners, LLC (“Titan Partners Group”) acted as the managing underwriter for the offering. In connection with the offering, the Company paid Titan Partners Group an underwriting discount of approximately $2 million. We paid an aggregate total of approximately $341,250 in other expenses, including expense reimbursement to Titan Partners Group, legal and accounting fees, transfer agent fees and printing costs.

On November 13, 2024, the Company completed a public offering of common stock by issuing 8,695,653 common shares at a public offering price of $5.75 per share for gross proceeds of approximately $50 million and net proceeds, after deducting discounts and commissions and estimated offering expenses payable by us, of approximately $46.15 million. The initial public offering was completed pursuant to the Company’s registration statement on Form S-1 (333-280196) which was brought effective by the SEC on November 8, 2024, registering 8,695,653 common shares and pre-funded warrants to purchase up to 8,695,653 common shares to gross aggregated proceeds of $50 million. No pre-funded warrants were sold in the offering. Titan Partners Group acted as the managing underwriter for the offering. In connection with the offering, the Company paid Titan Partners Group an underwriting discount of approximately $3 million and a non-accountable expense allowance of $500,000. We also paid Spartan Capital Partners, LLC an investment banking fee of $500,000. We paid an aggregate total of approximately $350,000 in other expenses, including expense reimbursement to Titan Partners Group, legal and accounting fees, transfer agent fees and printing costs.

Consistent with the Company’s described use of proceeds in its registration statement, to date the Company has spent approximately $15.32 million of its net proceeds to begin our efforts toward our commercialization and launch of ZUNVEYL formerly known as ALPHA-1062 in Alzheimer’s disease; approximately $3.98 million for continued commercial CMC activities (chemistry, manufacturing, and controls); approximately $0.91 million on repayment of outstanding loan and approximately $8.49 million for working capital and general corporate purposes. As of December 31, 2025 the Company has approximately $55.16 million of the net proceeds remaining in the bank.

Exchange Controls

There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest, or other payments to non-resident holders of the securities of Alpha Cognition, other than Canadian withholding tax. See “Certain Canadian Federal Income Tax Considerations for U.S. Residents” below.

Certain Canadian Federal Income Tax Considerations for U.S. Residents

The following summarizes certain Canadian federal income tax consequences generally applicable under the Income Tax Act (Canada) and the regulations enacted thereunder (collectively, the “Canadian Tax Act”) and the Canada-United States Income Tax Convention (1980) (the “Convention”) to the holding and disposition of common stock.

Comment is restricted to holders of common stock each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention:

(i)	is resident solely in the United States;

(ii)	is entitled to the benefits of the Convention;

(iii)	holds all common stock as capital property;

(iv)	holds no common stock that are “taxable Canadian property” (as defined in the Canadian Tax Act) of the holder;

(v)	deals at arm’s length with and is not affiliated with Alpha Cognition;

(vi)	does not and is not deemed to use or hold any common stock in a business carried on in Canada; and

(vii)	is not an insurer that carries on business in Canada and elsewhere;

(each such holder, a “U.S. Resident Holder”).

Certain U.S.-resident entities that are fiscally transparent for United States federal income tax purposes (including limited liability companies) are generally not themselves entitled to the benefits of the Convention. However, members of, or holders of, an interest in such entities that hold common stock may be entitled to the benefits of the Convention for income derived through such entities. Such members or holders should consult their own tax advisors in this regard.

Generally, a holder’s common stock will be considered to be capital property of the holder provided that the holder is not a trader or dealer in securities, did not acquire, hold or dispose of the common stock in one or more transactions considered to be an adventure or concern in the nature of trade and does not hold the common stock as inventory in the course of carrying on a business.

Generally, a holder’s common stock will not be “taxable Canadian property” of the holder at a particular time at which the common stock are listed on a “designated stock exchange” (which currently includes the TSX) unless both of the following conditions are met at any time during the 60-month period ending at the particular time:

(i)	the holder, persons with whom the holder does not deal at arm’s length, or any partnership in which the holder or persons with whom the holder did not deal at arm’s length holds a membership interest directly or indirectly through one or more partnerships, alone or in any combination, owned 25% or more of the issued stock of any class of the capital stock of Alpha Cognition; and

(ii)	more than 50% of the fair market value of the common stock was derived directly or indirectly from, or from any combination of, real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Canadian Tax Act), “timber resource properties” (as defined in the Canadian Tax Act), or options in respect of or interests in such properties.

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

A U.S. Resident Holder who disposes or is deemed to dispose of one or more common stock generally should not thereby incur any liability for Canadian federal income tax in respect of any capital gain arising as a consequence of the disposition.

A U.S. Resident Holder to whom Alpha Cognition pays or is deemed to pay a dividend on the holder’s common stock will be subject to Canadian withholding tax, and Alpha Cognition will be required to withhold the tax from the dividend and remit it to the CRA for the holder’s account. The rate of withholding tax under the Canadian Tax Act is 25% of the gross amount of the dividend (subject to reduction under the provisions of an applicable tax treaty). Under the Convention, a U.S. Resident Holder who beneficially owns the dividend will generally be subject to Canadian withholding tax at the rate of 15% (or 5%, if the U.S. Resident Holder who beneficially owns the dividend is a company that is not fiscally transparent and which owns at least 10% of the voting stock of Alpha Cognition) of the gross amount of the dividend.

Certain United States Federal Income Tax Considerations for U.S. Residents

There may be material tax consequences to U.S. Residents in relation to an acquisition or disposition of common stock or other securities of the Company. U.S. Residents should consult their own legal, accounting and tax advisors regarding such tax consequences under United States, state, local or foreign tax law regarding the acquisition or disposition of our common stock or other securities, in particular, the tax consequences of the Company possibly being a PFIC within the meaning of Section 1297 of the United States Internal Revenue Code. See the section “Item 1A. – Risk Factors – The Company is possibly a “passive foreign investment company,” which would likely have adverse U.S. federal income tax consequences for U.S. shareholders” above.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDIITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements for the fiscal year ended December 31, 2025, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Special Note Regarding Forward-Looking Statements.”

Overview

The Company is a commercial stage biopharmaceutical company dedicated to developing treatments for patients suffering from neurodegenerative diseases, such as Alzheimer’s disease (“AD”), for which there are limited or no treatment options. The Company focuses on the commercial manufacturing and commercial sales of ZUNVEYL oral tablet formulation. The Company’s commercial program for ZUNVEYL is primarily focused on its long-term care commercial team that can focus on providing key points of differentiation, exploiting key issues with existing AChEI treatments, and franchising potential additional indications and new products.

For additional details regarding our business, see the discussion under “Business” in Item 1 of Part I of this Annual Report on Form 10-K.

The Company launched ZUNVEYL on March 19, 2025, and targets the largest volume nursing homes specializing in Alzheimer’s disease, leveraging an account-based sales team with demonstrated success in LTC, positioning ZUNVEYL with Medicare payors, and developing strategic and clinical partnerships with consultant pharmacists and long-term care pharmacies. Alpha Cognition has set the Wholesale Acquisition Cost (WAC) for its therapeutic product at $820 per month. This pricing reflects the company’s commitment to balancing patient access with the value of innovative healthcare solutions. By establishing a competitive WAC price, Alpha Cognition aims to enhance affordability and ensure patients can benefit from our advanced treatment options. Patients’ out-of-pocket cost for treatment with ZUNVEYL will depend on their length of treatment and their insurance. The Company has three additional pre-clinical development programs: (1) ZUNVEYL in combination with memantine for the treatment of moderate-to-severe Alzheimer’s disease,(2) ALPHA-1062  sublingual oral tablet (“ALPHA-1062IN”) formulation for the treatment of cognitive impairment with mild traumatic brain injury (mTBI; otherwise known as concussion) and (3) ALPHA-0602, ALPHA-0702 & ALPHA-0802, also referred to as ‘Progranulin’ and ‘Progranulin GEM’s’, for the treatment of neurodegenerative diseases including amyotrophic lateral sclerosis, otherwise known as ALS or Lou Gehrig’s disease and spinal muscular atrophy (SMA).

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

The Company is the parent company of Alpha Cognition Canada Inc. (“Alpha Canada” or “ACI Canada”) which is the parent company of Alpha Cognition USA Inc. (“ACI USA”). As of May 1, 2023, the Company’s Common Stock commenced trading on the CSE under the symbol “ACOG”, previously the Company’s stock were traded on the TSX-V until April 28, 2023, when the Company had them delisted. As of November 12, 2024, the Company’s Common Stock commenced trading on The Nasdaq Capital Market under the symbol “ACOG”. The Company’s stock were voluntarily delisted from the CSE on December 17, 2024.

Operations

As of December 31, 2025, the Company had an accumulated deficit of $97,106,775 which has been primarily financed by equity. The Company had $66,105,189 in cash and cash equivalents, including restricted cash, and $9,130,075 in current liabilities (of which $44,464 is payable from the Company’s available restricted cash balance) as of December 31, 2025. The Company’s continuing operations, as intended, are highly dependent upon its ability to obtain additional funding and eventually positive generate cash flows. Management is of the opinion that it does have sufficient working capital to fully meet the Company’s liabilities and commitments as outlined and planned in the following discussion. Management is of the opinion it will need to raise additional capital to cover upcoming planned Research and Development (“R&D”), continued commercialization of ZUNVEYL and operating costs. Possible sources of such capital may come from our “at the market” facility and future private placements, and public offerings of the Company’s Common Stock and funds received from the exercise of warrants and stock options. Additionally, the Company will also consider funding that may arise through partnership activities, including royalties, and debt. There is a risk that additional financing will not be available on a timely basis, on terms acceptable, or at all to the Company.

The Company is also contemplating raising capital by pursuing both dilutive and non-dilutive strategic sources of capital to fully execute its commercialization and operating plans for ZUNVEYL from the FDA. Any additional capital is expected to further support our planned costs for commercial activities.

Components of our Results of Operations

Revenue

The Company generates revenue from product sales and licensing arrangements.

Product Sales, Net

Product revenue consists primarily of sales of the Company’s commercial product to wholesalers and pharmacies. Revenue is recognized at a point in time when control of the product transfers to the customer.

Product revenue is recorded net of variable consideration, including expected prompt pay discounts, chargebacks, product returns, recalls, rebates, and consideration payable to customers. Consideration payable to customers includes fees paid to distributors, which are generally calculated as a percentage of product sales and are recognized as a reduction of revenue when the related services are not distinct from the Company’s promise to transfer the product. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on gross sales for a reporting period. The amount of variable consideration can vary from period to period due to fluctuations in these deductions.

Licensing Revenue

License revenue consists of revenue from our License, Collaboration and Distribution Agreement with CMS International Development and Management Limited, or CMSI (the “CMSI License Agreement”), including upfront payments, potential milestone and royalty payments, as well as revenue from the sale of active pharmaceutical ingredient (“API”), finished goods, and reimbursable costs.

Our revenue to date has been generated primarily from the upfront payment received from CMSI under the CMSI License Agreement. In addition to the upfront payment, we may also be entitled to development, regulatory, and sales milestone payments, as well as royalties on net sales, upon achieving predefined objectives. We recognize license revenue when the related performance obligations are satisfied. If achievement of a milestone is considered probable and it is probable that a significant revenue reversal will not occur, the associated milestone amount is included in the transaction price.

License revenue also includes revenue from the sale of API and finished goods to CMSI, which are generally priced at cost plus a margin, as well as certain reimbursable pass-through costs. These amounts are recognized on a gross basis and are generally recognized upon shipment or delivery, depending on the applicable shipping terms.

We expect that license revenue under the CMSI License Agreement, and from any potential future licensing arrangements, will fluctuate based on the timing and amount of upfront, milestone, and royalty payments, as well as the level of API sales and reimbursable activities.

Cost of Product Sales

Cost of product sales consists primarily of costs related to the manufacturing of ZUNVEYL, logistics costs, inventory impairment expense, and royalty payments under license or purchase agreements.

Prior to receiving FDA approval in July 2024, costs associated with the manufacturing of ZUNVEYL were expensed as research and development expenses.

Cost of Licensing Revenue

Cost of licensing revenue consists primarily of costs incurred to support the Company’s licensing arrangements, including the cost of API and finished goods sold to CMSI, as well as other costs associated with fulfilling obligations under the CMSI License Agreement, including reimbursable pass-through costs.

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

Selling, General and Administrative expenses

Selling, general and administrative expenses costs consist of personnel costs, other outside professional services including legal, human resources, audit and accounting services, consulting and pre-commercialization expenses, including selling and marketing costs as well attendance to various conferences. Personnel costs consist of salaries, benefits, and share-based compensation. We expect to continue to incur expenses to support our continued operations as a public company, including expenses related to existing and future compliance with rules and regulations of the stock exchanges on which our securities are now traded, insurance expenses, investor relations, audit fees, professional services and general overhead and administrative costs.

Results of Operations

Comparison of the Year Ended December 31, 2025 and 2024

	For the Year Ended December 31,		Dollar	Percentage
	2025	2024	Change	Change

Revenue
Product sales, net	$6,792,024	$-	$6,792,024	100%
Licensing	3,428,251	-	3,428,251	100
Total revenue	10,220,275	-	10,220,275	100

Operating Expenses
Cost of product sales, excluding amortization of intangible asset	474,006	-	474,006	100
Cost of licensing revenue	1,441,317	-	1,441,317	100
Amortization of intangible assets	21,546	79,875	(58,329)	(73)
Research and development	1,867,972	3,920,412	(2,052,440)	(52)
Selling, general and administrative expenses	29,076,123	8,012,230	21,063,893	263
Total operating expenses	32,880,964	12,012,517	20,868,447	174

Loss from operations	(22,660,689)	(12,012,517)	(10,648,172)	89

Other income (expense)
Interest income	1,899,370	161,664	1,737,706	(1,075)
Grant income	81,095	463,881	(382,786)	(83)
Gain (loss) from change in fair value of warrant liabilities	88,155	(3,164,707)	3,252,862	(103)
Other expenses	(77,806)	(237,048)	159,242	(67)
Total other income (expense)	1,990,814	(2,776,210)	4,767,024	(172)

Net loss and comprehensive loss	$(20,669,875)	$(14,788,727)	(5,881,148)	40

Net loss per share, basic	$(1.17)	$(2.04)	$0.87	(43)

Weighted-average outstanding stock, basic	17,680,597	7,247,864	10,432,733	144

Adjusted net loss, diluted	$(20,846,806)	$(14,788,727)	$(6,058,079)	(41)

Weighted-average outstanding stock, diluted	17,681,429	7,247,864	10,433,565	144

Net loss per share, diluted	$(1.18)	$(2.04)	$0.86	(42)

Revenue

Comparison of Revenue for Year Ended December 31, 2025 and 2024

Revenue increased by $10,220,275, or 100%, from $0 for the year ended December 31, 2024 to $10,220,275 for the year ended December 31, 2025. The increase is due to the start of commercial sales of ZUNVEYL in the first quarter of 2025 and the Company’s entrance into the License, Collaboration and Distribution agreement with CMSI (the “CMSI License Agreement”) pursuant to which the Company received a non-creditable upfront payment of $3 million in January 2025, of which approximately $179,000 has been deferred. The Company expects that revenue from commercial sales of ZUNVEYL will continue to grow year over year as the Company expands its sale force and implements its sale strategy in the coming fiscal year. The Company is also eligible to receive up to $11 million in development and regulatory milestone payments with CMSI, as well as up to $30 million sales milestone payments.

Cost of Product Sales and Cost of Licensing Revenue

Comparison of Cost of Sales and Cost of Licensing Revenue for the Year Ended December 31, 2025 and 2024

Cost of product sales increased by $474,006, or 100%, from $0 for the year ended December 31, 2024 to $474,006 for the year ended December 31, 2025. The increase is due to the start of commercial sales of ZUNVEYL in the first quarter of 2025. The Company expects that cost of product sales will continue to increase year over year in relation to expected increased sales of ZUNVEYL in the coming fiscal year as the Company expands its sales of ZUNVEYL however the Company does expect to realize some cost savings to scale as ZUNVEYL production and distribution in streamlined and potential cost saving measures in sales strategy is realized in the coming year.

Cost of licensing revenue increased by $1,441,317, or 100%, from $0 for the year ended December 31, 2024 to $1,441,317 for the year ended December 31, 2025. The increase is from salaries; royalty payments, and pass-through-costs, such as consulting fees and active pharmaceutical ingredients, were allocated to activities supporting the CMSI agreement. The Company expects that cost of licensing revenue will continue to decrease year over year until requirements of the CMSI agreement have been fulfilled.

Research and Development expenses

Comparison of Research and Development for the Year Ended December 31, 2025 and 2024

Research and development expenses decreased by $2,052,440, or 52%, from $3,920,412 for the year ended December 31, 2024, to $1,867,972 for the year ended December 31, 2025. The net change is due to decrease is primarily due to lower product development costs of approximately $762,000, and less time allocated to management and employees, which resulted in lower management fees and salaries, share-based compensation and employee costs of approximately $1.2 million.

Selling, General and Administrative Expenses

Comparison of Selling, General and Administrative Expenses for the Year Ended December 31, 2024 and 2023

Selling, general and administrative expenses increased by $21,063,893 or 263%, from $8,012,230 for the year ended December 31, 2024, to $29,076,123, for the year ended December 31, 2025 In support of the Company’s expansion in commercial operations and launch of ZUNVEYL, there has been an increase of $13.8 million in management fees and salaries and employee costs, $2.4 million in marketing and commercial operations, increase in regulatory costs of approximately $1.5 million and $1.1 million in other general and administrative expenses. Share-based compensation increased by approximately $4 million primarily due to the grant options issued during the 2025 year end and fair value revaluation of CAD options. Consulting fees have decreased by approximately $1,330,000 due to reduction in services for raising capital.

Interest Income

Interest income consists of interest earned and interest charges on the Company’s cash and cash equivalents.

Interest income had a net change of $1,737,706 or 1,075% from interest income, net of $161,664 for the year ended December 31, 2024, to interest income, net of $1,899,370 for the year ended December 31, 2025.

Change in Fair Value of Derivative Liabilities and Conversion of Convertible Debt

The Company used the Monte Carlo Simulation to determine the fair value of the initial recognition of the convertible debentures and conversion feature liability in the 2024 year end. Subsequent to the 2024 year end, the convertible debenture warrants were valued using the binomial lattice model to factor in the redemption features associated with these warrants. This model requires the input of subjective assumptions including expected share price, volatility and interest rate. Changes in the input assumptions can materially affect the fair value estimate and the Company’s net loss and liabilities.

The Company uses the Black-Scholes Option Pricing Model to determine the fair value of stock options, and derivative liabilities. This model requires the input of subjective assumptions including expected share price volatility, interest rate, and forfeiture rate. Changes in the input assumptions can materially affect the fair value estimate and the Company’s net loss and equity reserves.

The gain of $88,155 for the year ended December 31, 2025, for the fair value of the warrant liabilities was a net change of $3,252,862, or 103%, compared to a loss of $3,164,707 for the year ended December 31, 2024. The net change is mainly attributable to the loss on recognition and revaluation of conversion feature liability of approximately $2 million in the 2024 year end. The net change in the fair value of the warrants was primarily due to the fluctuation in the Company’s stock price to the comparative period and the reallocation of the derivative for the 128,578 warrants exercised in the year ended December 31, 2025.

Liquidity and Capital Resources

Sources of Liquidity

The Company does not have sufficient operating revenue to finance its existing obligations and has relied on external financing, such as debt and equity raises, to generate capital to maintain its capacity to meet working capital requirements. The Company has relied on debt and equity raises to finance its operating activities since incorporation. The Company has successfully raised funds that exceed the Company’s working capital requirements for the next 12 months from the date of issuance of the consolidated financial statements contained in this report. The Company expects to continue to rely on debt and the issuance of stock, and possibly other non-dilutive financing options to finance its ongoing operations and ongoing plans for commercialization of ZUNVEYL. However, there is a risk that additional financing will not be available on a timely basis or on terms acceptable to the Company.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue the commercialization of ZUNVEYL, following the start of sales in the first quarter of 2025, and potentially seek to discover and develop additional product candidates, conduct our ongoing and planned clinical trials and preclinical studies, continue our R&D activities, utilize third parties to manufacture ZUNVEYL, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with being a public company.

Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses, and prepaid expenses. The timing and amount of our funding requirements will depend on many factors, including:

●	the costs associated with the production, distribution and sales of ZUNVEYL, including any future expansion of production capabilities, expansion of distribution networks, expansion of our sales force and increased expenses on advertising or related sale costs;

●	the costs associated with our licensing arrangements for ZUNVEYL, including increased costs from such arrangements and increasing the number and types of licensing arrangements;

●	the initiation, type, number, scope, progress, expansions, results, costs and timing of clinical trials and preclinical studies of ZUNVEYL and any future product candidates we may choose to pursue, including the costs of modification to clinical development plans based on feedback that we may receive from regulatory authorities and any third-party products used as combination agents in our clinical trials;

●	the costs, timing and outcome of regulatory meetings and reviews of ZUNVEYL or any future product candidates, including requirements of regulatory authorities in any additional jurisdictions in which we may seek approval for ZUNVEYL and any future product candidates;

●	the costs of obtaining, maintaining, enforcing and protecting our patents and other intellectual property and proprietary rights;

●	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal control over financial reporting;

●	the costs associated with hiring additional personnel and consultants as our business grows, including additional executive officers and clinical development, regulatory, CMC quality and commercial personnel;

●	the costs and timing of establishing or securing sales and marketing capabilities of any future product candidate approval;

●	our ability to achieve sufficient market acceptance, coverage, and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;

●	our ability and strategic decision to develop future product candidates other than ZUNVEYL, and the timing of such development, if any;

●	patients’ willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;

●	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and

●	costs associated with any products or technologies that we may in-license or acquire.

Based upon our current operating plan, we estimate that our existing cash and cash equivalents as of the date of this filing, will be sufficient to fund our projected base ongoing operating expenses, commercialization costs of ZUNVEYL in AD, ongoing CMC costs, pre-clinical formulation and study R&D work, and ongoing operating costs and capital expenditures through at least the next 12 months. We may choose to raise additional capital to continue to further advance our commercialization plans and ongoing operating costs. However, we may have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expected.  The Company may also contemplate raising additional capital by pursuing both dilutive and non-dilutive strategic sources of capital to fully execute its commercial, R&D, and operating plans for ZUNVEYL. Any additional capital would further support our R&D and commercial activities related to U.S. sales of ZUNVEYL in AD.

In August 2025, the Company entered into an ATM agreement with H.C. Wainright & Co., LLC as the sales agent. The Company currently has not utilized the ATM facility.

Until such time, as we can generate substantial product revenue, we expect to finance our operations other capital sources, including current or potential future collaborations, licenses, royalties and other similar arrangements. We do not know what the terms of these future financings will be and whether they will be acceptable to the us or not and, therefore, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent we raise additional capital , your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions, engaging in acquisitions, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments or declaring dividends. If we raise additional funds through collaborations or license agreements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, or even cease operations.

Financing Activities

Recent capital raising activities

On September 24, 2024, the Company announced the closing of a $4.545 million bridge financing through the issuance of convertible notes and warrants led by existing investors and select new investors comprised of institutional funds and high-net-worth accredited investors.

●	The notes are convertible into common stock of the Company at a conversion price of $10.55 per share. The notes were set to mature on September 24, 2026, had an aggregate face value of $4.545 million and bears interest at a rate of 10% per annum paid in common stock of the Company at the conversion price, subject to certain limitations. The notes were subject to mandatory conversion into common stock of the Company in conjunction with the closing of an offering of securities of the Company for at least $10 million in aggregate gross proceeds in coordination with the simultaneous uplisting of the common stock of the Company onto a United States national securities exchange (a “Qualified Offering”). Such conversion was completed into the securities offered in such Qualified Offering at the lower of (i) the conversion price in effect at such time and (ii) the offering price of the securities in the Qualified Offering. The notes were unsecured and rank senior to the Company’s other indebtedness.

●	The notes were sold along with warrants to purchase common stock of the Company at an exercise price of $10.55 for a five-year term. Each investor received warrants sufficient to purchase such number of common stock equal to the principal amount of notes such investor purchased divided by the conversion price of the notes. Each investor will receive an additional 50% of warrants with identical terms upon the closing of a Qualified Offering, as described above. The exercise price of the warrants is subject to adjustment upon the completion of a Qualified Offering to the lower of (i) the then existing exercise price, (ii) the exercise price of any common stock purchase warrants issued in the Qualified Offering or (iii) if no common stock purchase warrants are issued in the Qualified Offering, the closing price of the common stock on the Canadian Securities Exchange (as converted into U.S. dollars) immediately prior to the pricing news release of the Qualified Offering.

On November 13, 2024, the Company completed a public offering of common stock by issuing 8,695,653 common stock at a public offering price of $5.75 per share for gross proceeds of approximately $50 million. In connection with the US public offering, the Company’s Common Stock began trading on The Nasdaq Capital Market on November 12, 2024.

The completion of the public offering of common stock was a “Qualified Offering” under the Company’s convertible notes, which automatically converted into 801,413 common stock at closing of the public offering at a price of $5.75 per share, being the public offering price in the Qualified Offering. The amount converted consisted of the converted principal amount of convertible notes and interest through November 13, 2024.

Additionally, as a result of the closing of the Qualified Offering, the Company issued an additional 215,421 warrants exercisable to acquire 215,421 Common Stock with an exercise price of $7.19 per share and the exercise price of the Company’s existing 430,835 warrants issued in connection with the offering of the convertible notes was repriced from $10.55 per share to $7.19 per share.

On December 12, 2024, the underwriter of the Company’s underwritten U.S. public offering partially exercised its over-allotment option to purchase an additional 488,506 common stock at the public offering price of $5.75 per share for additional gross proceeds of $2.8 million.

On October 2, 2025, the Company completed a public offering of Common Stock by issuing 4,651,516 of Common Stock at a public offering price of $6.25 per share and 948,484 pre-funded warrants exercisable to Common Stock with an exercise price of $0.001 per share for total gross proceeds of approximately $35 million. In connection with this offering, the Company incurred underwriting fees of approximately $2.11 million.

On October 17, 2025, the underwriter of the Company’s public offering exercised its over-allotment option in full to purchase an additional 840,000 of Common Stock at the public offering price of $6.25 per share for additional gross proceeds of approximately $5.25 million and underwriting fees of $341,250

The following table includes our cash flow data for the periods indicated:

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2025, and 2024:

	For the Year Ended December 31,		Dollar	Percentage
	2025	2024	Change	Change
Consolidated Statement of Cash Flows Data
Cash used in operating activities	$(20,380,367)	$(7,755,654)	$(12,624,713)	163%
Cash used in investing activities	$(293,489)	$(26,701)	$(266,788)	999%
Net cash provided by financing activities	$38,214,963	$54,851,864	$(16,636,901)	(30)%

Cash used in operating activities

Cash used in operating activities increased by $12,624,713 to $20,380,367 for the year ended December 31, 2025, from $7,755,654 for the comparative period. The purchase of API and manufacturing activity resulted in higher cash outflows than the previous year of approximately $3.9 million. The increase is also related to in higher employee costs, which increased by approximately $12.5 million, and commercial, marketing and other general and administrative costs increased by approximately $2.4 million. As of December 31, 2025, there was accounts receivable balance of approximately $4.2 million, whereas in the previous year period it was $0.

Cash used in investing activities

Cash used in investing activities increased by $266,788 to $293,489 for the year ended December 31, 2025 from $26,701 compared to the comparative period. During the year ended December 31, 2025, investing activities consisted of acquiring computer equipment and software.

Cash provided by financing activities

Cash provided by financing activities for the year ended December 31, 2025, decreased by $16,636,901 compared to the comparative period. During the year ended December 31, 2025, financing activities primarily consisted of raising net proceeds of $37,701,830 from stock and pre-funded warrants issued for cash, proceeds of $1,384,066 from the exercise of options and warrants, principal repayment of the promissory note of $911,463 and receiving $174,675 in government grant proceeds offset by $134,146 of related grant expenses. During the year ended December 31, 2024, financing activities primarily consisted of raising proceeds of $56,541,384 from stock and units issued for cash, proceeds $4,545,000 from the issuance of convertible debentures offset by issuance costs of $459,360, proceeds of $300,000 from the exercise of warrants and receiving $373,825 in government grant proceeds offset by $446,366 of related expenses.

Contractual Obligations and Other Commitments

In the normal course of business, we enter into agreements with contract service providers to assist in the performance of R&D and clinical and commercial manufacturing activities. We currently have three license agreements, the CMSI License Agreement, ALPHA-1062 technology and ALPHA-602 technology, which are outlined below. We expect to enter into additional clinical development, contract research, clinical and commercial manufacturing, supplier, and collaborative research agreements in the future, which may require upfront payments and long-term commitments of capital resources.

See “Note 14 – Commitments and Contingencies” of the accompanying consolidated financial statements for a discussion of our contractual obligations and long-term commitments.

Contingencies

The Company did not have any contingencies as of December 31, 2025, or the date of this report.

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

We consider an accounting estimate to be critical if (i) it requires significant judgment and the use of assumptions about matters that are inherently uncertain, and (ii) changes in those assumptions could have a material impact on our consolidated financial statements.

The following are the accounting estimates that we believe are most critical to understanding our financial condition and results of operations.

Revenue Recognition, Including Variable Consideration

We generate revenue from product sales and licensing arrangements. Revenue is recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration we expect to receive. For product sales, revenue is recorded net of variable consideration, including estimated rebates, chargebacks, discounts, returns and other allowances.

Significant judgment is required in (i) estimating variable consideration, particularly given the early stage of commercialization of ZUNVEYL, (ii) determining standalone selling prices in licensing arrangements, and (iii) assessing performance obligations and allocation of transaction price. These estimates require the use of assumptions related to payer mix, contractual terms, product returns, and market adoption. Given our limited commercialization history, these estimates may be subject to increased variability, and changes in assumptions could materially impact revenue in future periods.

Fair Value of Warrant, Option, and Derivative Liabilities

Certain freestanding warrants and stock options are accounted for as liabilities and are remeasured at fair value at each reporting period, with changes recognized in the consolidated statement of operations and comprehensive loss. In addition, previously outstanding convertible instruments included embedded derivatives that required fair value measurement.

Significant judgments required in estimating the fair value of these financial instruments and embedded derivatives include (i) the selected valuation technique, (ii) volatility assumptions, and (iii) expected term. Changes in these assumptions can result in significant non-cash gains or losses in the consolidated statement of operations and comprehensive loss.

Stock-Based Compensation

We measure stock-based compensation based on the fair value of equity awards granted to employees and non-employees. The determination of fair value requires significant estimates, including (i) expected volatility of our common stock, (ii) expected term of awards, (iii) for certain awards, classification between equity and liabilities. Changes in these assumptions could materially impact the amount and timing of compensation expense recognized.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm, our consolidated financial statements and accompanying notes listed under Part IV, Item 15. Exhibits, Financial Statement Schedules of this Annual Report on Form 10-K are set forth beginning on page F-1 immediately following the signature page hereof and incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with our change in accountants during the fiscal year ended December 31, 2025, there were not any disagreements with our former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, or any reportable event as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this annual report on Form 10-K for the fiscal year ended December 31, 2025, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management determined that disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting, as described below, which required us to correct certain accounting items in our audited financial statements.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework).

Based on this assessment and due to the material weaknesses described below, management concluded that our internal control over financial reporting ineffective as of December 31, 2025.

Material Weaknesses and Plan to Remediate

The material weakness identified is a result of a lack adequate procedures to appropriately account for accounting transactions including warrants and stock option liabilities, certain deferred tax disclosures, and a lack of segregation of duties due to the size of the finance and accounting team.

We plan to remediate the material weakness by enhancing our system of internal control over financial reporting, including, but not limited to, engaging external technical accounting experts to advise and review all complex accounting transactions, ensuring appropriate analysis, documentation, and oversight prior to the finalization of our financial statements, implementing an accounting standards compliance process to ensure timely adoption and assessment of evolving accounting standards, and strengthening financial disclosure resources those involving the third-party valuation specialist. Although we are committed to continuing to improve our internal control processes and intend to remediate our material weaknesses, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Changes in Internal Control over Financial Reporting

Other than the ongoing steps being taken to implement the remediation plan described above, there has been no other changes in our internal control over financial reporting during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a)	None.

(b)	During the quarter ended December 31, 2025, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement (the “Proxy Statement”) to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is CBIZ CPAs P.C. New York, New York, USA, PCAOB Auditor ID: 199.

The information required by this Item 14 will be included in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(1).	Financial Statements. The Report of Independent Registered Public Accounting Firm, our consolidated financial statements and accompanying notes are set forth beginning on page F-1 immediately following the signature page of this Form 10-K.

(2).	Financial Statement Schedules. Financial Statement Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits. The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Notice of Articles, previously filed as Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on June 14, 2024 and incorporated herein by reference (File No. 333-280196)
3.2	Articles, previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on October 3, 2024 and incorporated herein by reference (File No. 333-280196)
4.1	Specimen common share certificate, previously filed as Exhibit 4.1 to the Company’s Form S-1 filed with the SEC on June 14, 2024 and incorporated herein by reference (File No. 333-280196)
42	Escrow Agreement by and between the Company, Computershare Investor Services Inc. and certain stockholders of the Company dated March 18, 2021, previously filed as Exhibit 4.2 to the Company’s Form S-1 filed with the SEC on June 14, 2024 and incorporated herein by reference (File No. 333-280196)
4.3	Form of Warrant issued September 24, 2024, previously filed as Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on September 25, 2024 and incorporated herein by reference (File No. 333-280196)
4.4	Form of Convertible Note issued September 24, 2024, previously filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on September 25, 2024 and incorporated herein by reference (File No. 333-280196)
4.5	Form of Pre-Funded Warrant, previously filed as Exhibit 4.5 to the Company’s Form S-1/A filed with the SEC on October 25, 2024 and incorporated herein by reference (File No. 333-280196)
4.6	Form of Underwriters Warrant, previously filed as Exhibit 4.6 to the Company’s Form S-1/A filed with the SEC on October 25, 2024 and incorporated herein by reference (File No. 333-280196)
4.7	Description of Registrant’s Securities, previously filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K on March 31, 2025 and incorporated herein by reference (File No. 001-42403)
10.1#	2017 Stock Option Plan, previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 30, 2024 and incorporated herein by reference (File No. 333-280196)
10.2#	2022 Stock Option Plan, previously filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 30, 2024 and incorporated herein by reference (File No. 333-280196)
10.3#

2023 Stock Option Plan, previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 30, 2024 and incorporated herein by reference (File No. 333-280196)

10.4	ALPHA-1062 License Agreement dated March 23, 2015, as amended effective April 1, 2015 between the Company and Neurodyn Life Sciences Inc., previously filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 30, 2024 and incorporated herein by reference (File No. 333-280196)
10.5	ALPHA-1062 Royalty Assignment Agreement dated January 1, 2016 between the Company and Neurodyn Life Sciences Inc., previously filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 30, 2024 and incorporated herein by reference (File No. 333-280196)
10.6	ALPHA-0602 License Agreement dated January 1, 2020, as amended November 4, 2020 between the Company and Neurodyn Life Sciences Inc., previously filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 30, 2024 and incorporated herein by reference (File No. 333-280196)
10.7	ALPHA-0602 Royalty Agreement dated November 3, 2020 between the Company and Neurodyn Life Sciences Inc., previously filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 30, 2024 and incorporated herein by reference (File No. 333-280196)
10.8	Arrangement Agreement dated October 27, 2020, between the Company and Alpha Cognition, Inc, as amended, pursuant to which the Company acquired all of the issued and outstanding shares of Alpha Cognition, Inc pursuant to a plan of arrangement which constituted the Company’s Qualifying Transaction, previously filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 30, 2024 and incorporated herein by reference (File No. 333-280196)
10.9	Agency Agreement dated December 18, 2020 among the Company, Alpha Cognition, Inc and Raymond James & Associates Inc., pursuant to which the Company and Alpha Cognition, Inc issued subscription receipts that were converted into Common Shares and Warrants upon completion of the Qualifying Transaction, previously filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 30, 2024 and incorporated herein by reference (File No. 333-280196)
10.10	Escrow Agreement dated March 18, 2021 between the Company, Computershare Investor Services Inc., and certain shareholders of the Company, previously filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 30, 2024 and incorporated herein by reference (File No. 333-280196)

10.11	Consulting Agreement between the Company and CMI Cornerstone Management Corporation dated September 1, 2018 as amended June 1, 2019, previously filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 30, 2024 and incorporated herein by reference (File No. 333-280196)
10.12	Expense Reimbursement Promissory Note dated December 31, 2017 by and between the Company and Neurodyn Life Sciences Inc., previously filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A as filed with the SEC on May 10, 2024 and incorporated herein by reference (File No. 333-280196)
10.13	Investment Banking Agreement between the Company and Spartan Capital Securities, LLC dated May 17, 2023, previously filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 30, 2024 and incorporated herein by reference (File No. 333-280196)
10.14	Amendment No. 1 to Investment Banking Agreement between the Company and Spartan Capital Securities, LLC dated December 4, 2023, previously filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 30, 2024 and incorporated herein by reference (File No. 333-280196)
10.15	Consulting Agreement between the Company and Spartan Capital Securities, LLC dated May 17, 2023, previously filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 30, 2024 and incorporated herein by reference (File No. 333-280196)
10.16	APLHA-1062 Second Amended License Agreement dated March 1, 2023 between the Company and Neurodyn Life Sciences Inc., previously filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 30, 2024 and incorporated herein by reference (File No. 333-280196)
10.17	Second Amended Expense Reimbursement Promissory Note dated March 1, 2023 by and between the Company and Neurodyn Life Sciences Inc., previously filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 30, 2024 and incorporated herein by reference (File No. 333-280196)
10.18#	Employment Agreement between the Company and Michael McFadden dated March 28, 2022, previously filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 30, 2024 and incorporated herein by reference (File No. 333-280196)
10.19#	Bonus Right Agreement by and between the Company and Michael McFadden dated April 28, 2022, previously filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 30, 2024 and incorporated herein by reference (File No. 333-280196)
10.20#	Employment Agreement by and between the Company and Lauren D’Angelo dated May 1, 2021, previously filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 30, 2024 and incorporated herein by reference (File No. 333-280196)
10.21#	Amendment #1 to Employment Agreement by and between the Company and Lauren D’Angelo dated June 22, 2022, previously filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 30, 2024 and incorporated herein by reference (File No. 333-280196)
10.22#	Amendment to Employment Agreement by and between the Company and Lauren D’Angelo dated March 1, 2023, previously filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 30, 2024 and incorporated herein by reference (File No. 333-280196)
10.23#	Bonus Right Agreement by and between the Company and Lauren D’Angelo dated May 10, 2022, previously filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 30, 2024 and incorporated herein by reference (File No. 333-280196)
10.24	Registration Rights Agreement dated September 24, 2024, previously filed as Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on September 25m 2024 and incorporated herein by reference (File No. 001-42403)
10.25**	Securities Purchase Agreement dated September 24, 2024, previously filed as Exhibit 10.2 to the Company’s Form 8-K as filed with the SEC on September 25m 2024 and incorporated herein by reference (File No. 001-42403)
10.26#	Employment Agreement, dated as of October 21, 2024, by and between Alpha Cognition USA Inc. and Henry Du, previously filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 as filed with the SEC on April 30, 2024 and incorporated herein by reference (File No. 333-280196)
10.27	Agreement and Waiver to the Investment Banking Agreement dated June 10, 2024, previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 14, 2024 and incorporated herein by reference (File No. 333-280196)
10.28	Underwriting Agreement, dated November 13, 2024, previously filed as Exhibit 1.1 to the Company’s Form 8-K filed with the SEC on November 18, 2024, and incorporated herein by reference (File No. 001-42403)

10.29	Underwriting Agreement, dated September 30, 2025, previously filed as Exhibit 1.1 to the Company’s Form 8-K filed with the SEC on October 2, 2025, and incorporated herein by reference (File No. 001-42403)
10.30	At the Market Offering Agreement, dated August 22, 2025, by and between the Company and H.C. Wainwright & Co., LLC previously filed as Exhibit 1.2 to the Company’s Registration Statement on Form S-3 as filed with the SEC on August 22, 2025 and incorporated herein by reference (File No. 333-289792)
10.31#	2025 Stock Incentive Plan previously filed as Appendix B of the Company’s Schedule 14A Definitive Proxy Statement as filed with the Commission on April 30, 2025and incorporated herein by reference (File No. 001-42403)
19	Alpha Cognition Insider Trading Policy, previously filed as Exhibit 19 to the Company’s Form 10-K filed with the SEC on March 31, 2025 and incorporated herein by reference (File No. 001-42403)
21	Subsidiaries of the Company, previously filed as Exhibit 21 to the Company Form 10-K filed with the SEC on March 31, 2025 and incorporated herein by reference (File No. 001-42403)
23.1	Consent of CBIZ CPAs P.C.
23.2	Consent of Manning Elliott
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Alpha Cognition Incentive Compensation Recovery Policy, previously filed as Exhibit 97 to the Company Form 10-K as filed with the SEC on March 31, 2025 and incorporated herein by reference (File No. 001-42403)
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith
#	Indicates management contract or compensatory plan
**	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income (Loss) for the fiscal years ended December 31, 2025 and 2024, (ii) Consolidated Balance Sheets at December 31, 2025 and December 31, 2024, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024, and (iv) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA COGNITION INC. (Registrant)

Dated: March 31, 2026	By:	/s/ Michael McFadden
Michael McFadden,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Michael McFadden	Chief Executive Officer and Director	March 31, 2026
Michael McFadden	(Principal Executive Officer)

/s/ Henry Du	Vice President of Finance and Accounting and interim Chief Financial Officer	March 31, 2026
Henry Du	(Principal Accounting and Financial Officer)

/s/ Len Mertz	Director	March 31, 2026
Len Mertz

/s/ Kenneth Cawkell	Director	March 31, 2026
Kenneth Cawkell

/s/ Robert Wills	Director	March 31, 2026
Robert Wills

/s/ Phillip Mertz	Director	March 31, 2026
Phillip Mertz

/s/ Rajeev Bakshi	Director	March 31, 2026
Rajeev Bakshi

ALPHA COGNITION INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements as of and for the Years Ended December 31, 2025 and 2024:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Alpha Cognition, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Alpha Cognition, Inc. (the “Company”) as of December 31, 2025, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficiency) and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2025

San Diego, California

March 31, 2026

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

CHARTERED PROFESSIONAL ACCOUNTANTS

/s/ Manning Elliott LLP

Vancouver, Canada

March 31, 2025, except as to Note 2A, as to which the date is March 31, 2026

We have served as the Company’s auditor since 2019

ALPHA COGNITION INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS

Current assets
Cash and cash equivalents	$66,046,789	$48,546,210
Restricted cash	58,400	17,872
Accounts receivable, net	4,236,136	-
Inventory	5,123,496	615,133
Prepaid expenses and other current assets	3,545,451	1,071,963
Total current assets	79,010,272	50,251,178
Other assets	-	45,714
Equipment, net	328,540	27,077
Intangible assets, net	391,423	412,969
Total assets	$79,730,235	$50,736,938

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$8,976,904	$2,439,289
Current portion of promissory note - related party	-	911,463
Current deferred income	153,171	-
Total current liabilities	9,130,075	3,350,752
Deferred income	35,944	-
Option liabilities	3,174,662	2,368,218
Warrant liabilities	4,812,198	5,820,358
Other long-term liabilities	47,181	102,783
Total liabilities	17,200,060	11,642,111

Stockholders’ equity
Common stock, no par value, unlimited stock authorized, 21,742,104 and 16,019,787 shares issued and outstanding as of December 31, 2025, and December 31, 2024, respectively	133,891,673	99,128,230
Class B preferred stock, no par value, unlimited stock authorized, 316,655 shares issued and outstanding as of December 31, 2025 and December 31, 2024	62	62
Additional paid-in capital	25,849,516	16,507,736
Accumulated other comprehensive loss	(104,301)	(104,301)
Accumulated deficit	(97,106,775)	(76,436,900)
Total stockholders’ equity	62,530,175	39,094,827
Total liabilities and stockholders’ equity	$79,730,235	$50,736,938

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2025	2024

Revenue
Product, net	$6,792,024	$-
Licensing	3,428,251	-
Total revenue	10,220,275	-

Operating Expenses
Cost of product sales, excluding amortization of intangible asset	474,006	-
Cost of licensing revenue	1,441,317	-
Amortization of intangible asset	21,546	79,875
Research and development	1,867,972	3,920,412
Selling, general and administrative expenses	29,076,123	8,012,230
Total operating expenses	32,880,964	12,012,517

Loss from operations	(22,660,689)	(12,012,517)

Other income (expenses)
Interest income	1,899,370	161,664
Grant income	81,095	463,881
Gain (loss) on derivative liabilities and conversion of convertible debt	88,155	(3,164,707)
Other expenses	(77,806)	(237,048)
Total other income (expenses)	1,990,814	(2,776,210)

Net loss and comprehensive loss	$(20,669,875)	$(14,788,727)

Weighted average stock outstanding, basic	17,680,597	7,247,864

Net loss per share, basic	$(1.17)	$(2.04)

Adjusted net loss, diluted	$(20,846,806)	$(14,788,727)

Weighted average stock outstanding, diluted	17,681,429	7,247,864

Net loss per share, diluted	$(1.18)	$(2.04)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the year ended December 31, 2025

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, December 31, 2024	16,019,787	$99,128,230	316,655	$62	$16,507,736	$(104,301)	$(76,436,900)	$39,094,827
Stock issued for cash, net	5,491,516	32,132,229	-		-	-	-	32,132,229
Warrants issued for cash, net	-	-	-		5,569,601	-	-	5,569,601
Options exercised	89,801	708,508	-		(624)	-	-	707,884
Warrants exercised	141,000	1,922,706	-	-	-	-	-	1,922,706
Stock-based compensation	-	-	-	-	3,772,803	-	-	3,772,803
Net loss	-	-	-	-	-	-	(20,669,875)	(20,669,875)
Balance, December 31, 2025	21,742,104	$133,891,673	316,655	$62	$25,849,516	$(104,301)	$(97,106,775)	$62,530,175

For the Year Ended December 31, 2024

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, December 31, 2023	4,728,355	$39,760,287	316,655	$62	$17,288,430	$(104,301)	$(61,648,173)	$(4,703,695)
Units issued for cash	678,630	3,732,469	-	-	-	-	-	3,732,469
Stock issued for cash	9,184,159	52,808,915	-	-	-	-	-	52,808,915
Stock issued for conversion of convertible debentures and interest	801,412	4,609,388	-	-	-	-	-	4,609,388
Stock issued for services	413,445	2,273,949						2,273,949
Stock issuance costs	168,886	(8,777,757)	-	-	582,245	-	-	(8,195,512)
Options exercised	14,900	128,182	-	-	(126,382)	-	-	1,800
Warrants exercised	30,000	300,000	-	-	-	-	-	300,000
Stock-based compensation	-	-	-	-	831,735	-	-	831,735
Recognition of CAD Option Liabilities	-	-	-	-	(2,068,292)	-	-	(2,068,292)
Reallocation of derivative liability on re-pricing of warrants from CAD to USD exercise price	-	4,292,797	-	-	-	-	-	4,292,797
Net loss	-	-	-	-	-	-	(14,788,727)	(14,788,727)
Balance, December 31, 2024	16,019,787	$99,128,230	316,655	$62	$16,507,736	$(104,301)	$(76,436,900)	$39,094,827

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024

Cash flows used in operating activities
Net loss	$(20,669,875)	$(14,788,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,572	81,220
Accrued expenditures for government grant	53,051	(17,515)
Accrued interest	-	65,996
Accrued interest income, related party	-	2,550
Loss (gain) on derivative liabilities and conversion of convertible debt	(88,155)	3,164,707
Change in fair value of bonus rights liability	(55,602)	18,658
Non-cash debt issuance costs	-	459,360
Provision for loan losses	-	55,000
Impairment of intangible assets	-	39,166
Loss on disposal of equipment	18,000	-
Stock-based compensation	4,922,525	1,131,661
Shares issued for services	-	2,273,949
Changes in non-cash operating working capital items:
Accounts receivable, net	(4,236,136)	-
Inventories	(4,508,363)	(615,133)
Prepaid expenses and other current assets	(2,490,774)	(671,718)
Accounts payable and accrued liabilities	6,520,855	1,045,172
Deferred income	95,535	-
Net cash used in operating activities	(20,380,367)	(7,755,654)

Cash flows used in investing activities
Acquisition of equipment	(293,489)	(26,701)
Net cash used in investing activities	(293,489)	(26,701)

Cash flows provided by financing activities
Units issued for cash	-	3,732,469
Stock issued for cash	34,321,975	52,808,915
Stock issuance costs	(2,547,222)	(5,704,419)
Warrants issued for cash	5,927,077	-
Exercise of options	364,606	1,800
Exercise of warrants	1,019,461	300,000
Repayment of promissory notes	(911,463)	(300,000)
Proceeds received from restricted government grant	174,675	373,825
Amounts paid from restricted government grant funds	(134,146)	(446,366)
Proceeds from the issuance of convertible debentures	-	4,545,000
Debt issuance costs	-	(459,360)
Net cash provided by financing activities	38,214,963	54,851,864

Change in cash, cash equivalents, and restricted cash during the year	17,541,107	47,069,509
Cash, cash equivalents, and restricted cash beginning of year	48,564,082	1,494,573
Cash, cash equivalents, and restricted cash end of year	$66,105,189	$48,564,082

ALPHA COGNITION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024

Supplemental Disclosure
Cash paid for interest	$4,894	$37,754

Supplemental non-cash disclosures
Reallocation of fair value of share options upon exercise	$410,585	$126,832
Reclassification of derivative liability of warrants exercised	$903,245	$-
Reclassification of derivative liability for warrants re-priced from CAD to USD exercise price	$-	$4,292,797
Recognition of Option liabilities	$-	$2,068,292
Common shares issued for share issuance costs	$-	$928,874
Warrants issued for share issuance costs	$-	$3,073,338
Common shares issued for services	$-	$2,273,949

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NOTE 1 – NATURE OF OPERATIONS

Alpha Cognition Inc. (“ACI” or the “Company”) is a commercial stage, biopharmaceutical company dedicated to developing treatments for patients suffering from neurodegenerative diseases, such as Alzheimer’s Disease, for which there are limited or no treatment options. The Company focuses on the commercial manufacturing and commercial sales of its ZUNVEYL oral tablet formulation, which was launched on March 19, 2025. The Company’s commercial program for ZUNVEYL is primarily focused on its long-term care commercial team that can focus on providing key points of differentiation, exploiting key issues with existing AChEI treatments, and franchising potential additional indications and new products. As of November 12, 2024, the Company’s common shares commenced trading on the NASDAQ stock exchange under the symbol “ACOG”. The Company’s common shares traded on the Canadian Securities Exchange (“CSE”) under the symbol “ACOG” from May 1, 2023 to December 17, 2024 on which date they were voluntarily delisted.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Note 2A Revisions to Previously Issued Consolidated Financial Statements and Financial Information –

During the preparation of its consolidated financial statements for the year ended December 31, 2025, the Company identified an error in its previously reported consolidated financial statements for the year ended December 31, 2024. Specifically, certain options denominated in Canadian dollars (the “CAD Options”) were previously classified as equity awards. Upon further evaluation of the terms of the CAD Options and the applicable accounting guidance, the Company determined that because the exercise price of the CAD Options is denominated in a currency that is different than the one in which a substantial portion of the Company’s shares are traded, the CAD Options are considered to be indexed to a factor other than a market, performance, or service condition. Accordingly, the CAD Options should have been classified as liability-classified awards measured at fair value beginning with the Company’s US initial public offering in November 2024, with subsequent changes in fair value recognized in earnings each reporting period.

In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, the Company evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was immaterial to any prior annual or interim financial statements.

However, the Company has corrected the error in the current year comparative consolidated financial statements by adjusting the information, as applicable, as of and for the fiscal year ended December 31, 2024. A summary of the corrections to the affected financial statement line items in these consolidated financial statements is presented below.

Consolidated Balance Sheets

	December 31, 2024
	As Reported	Adjustment	As Revised
Long term liabilities
Option liabilities	$-	$2,368,218	$2,368,218
Total liabilities	$9,273,893	$2,368,218	$11,642,111

Stockholders’ equity
Additional paid-in capital	$18,724,092	$(2,216,356)	$16,507,736
Accumulated deficit	(76,285,038)	(151,862)	(76,436,900)
Total stockholders’ equity	41,463,045	(2,368,218)	39,094,827
Total liabilities and stockholders’ equity	$50,736,938	$-	$50,736,938

Consolidated Statements of Operations and Comprehensive Loss

	Fiscal Year Ended December 31, 2024
	As Reported	Adjustment	As Revised
Operating expenses
Research and development	$3,918,543	$1,869	$3,920,412
General and administrative expenses	$7,942,112	$149,993	$8,092,105
Total operating expenses	$11,860,655	$151,862	$12,012,517
Net operating loss	$(11,860,655)	$(151,862)	$(12,012,517)
Total other income (expenses)	$(2,776,210)	$-	$(2,776,210)
Net loss	$(14,636,865)	$(151,862)	$(14,788,727)
Comprehensive loss	$(14,636,865)	$(151,862)	$(14,788,727)
Net loss per share, basic and diluted	$(2.02)	$(0.02)	$(2.04)

Consolidated Statements of Cash Flows

	Fiscal Year Ended December 31, 2024
	As Reported	Adjustment	As Revised
Net loss	$(14,636,865)	$(151,862)	$(14,788,727)
Cash flow used in operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	$979,799	$151,862	$1,131,661

The Company will also revise previously reported quarterly financial information for the identified error based on the summary presented herein in its future filings with the SEC, as applicable. A summary of the corrections to the affected financial statement line items to the Company’s previously issued condensed consolidated financial statements for each quarterly period is presented in Note 18 of the notes to the consolidated financial statements.

Note 2B

Basis of Presentation – The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation – These consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Alpha Cognition Canada Inc. (“ACI Canada”) and ACI Canada’s wholly owned subsidiary Alpha Cognition USA Inc. (“ACI USA”). All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

Functional and Reporting Currency – The functional currency of an entity is the currency of the primary economic environment in which the entity operates. The functional currency of the Company and each of its subsidiaries is the United States Dollar (“USD”). The Company’s consolidated reporting currency is USD and, unless specifically noted otherwise, all amounts presented are in USD. Foreign currency differences that arise from translating a subsidiary’s financial statements to USD are recognized in other comprehensive loss on the consolidated statements of operations and comprehensive loss.

Liquidity - The Company does not have sufficient operating revenue to finance its existing obligations and has relied on external financing, such as debt and equity raises, to generate capital to maintain its capacity to meet working capital requirements. The Company has successfully raised funds that exceed the Company’s working capital requirements for the next 12 months from the date of issuance of these consolidated financial statements. The Company expects to continue to rely on debt and the issuance of shares, and possibly other non-dilutive financing options to finance its ongoing operations and plans for commercialization of ZUNVEYL. However, there is a risk that additional financing will not be available on a timely basis or on terms acceptable to the Company.

Use of Estimates and Assumptions – The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and disclosure of contingent liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The Company’s most significant estimates relate to the fair value of its warrant liabilities, CAD Options liability, and stock option grants, and its estimates of the standalone selling prices of certain performance obligations. On an ongoing basis, management evaluates its estimates, to ensure that those estimates effectively reflect changes in the Company’s business and new information as it becomes available. Management bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to forecasted amounts and future events. Actual results could differ materially from these estimates under different assumptions or conditions.

Concentrations of Credit and Supply Risk – The Company’s financial instruments subject to concentrations of credit risk consists primarily of cash and cash equivalents and accounts receivable. Cash is deposited with financial institutions with high credit quality which are typically in excess of insured limits. During the year ended December 31, 2025, and 2024, the Company did not experience any loss related to these concentrations.

The Company considers its significant customers to be those that represent more than 10% of total revenue or accounts receivable. As of and for the year ended December 31, 2025, the Company had three customers that accounted for approximately 48%, 22% and 17% of total revenue and these three same customers that accounted for 60%, 17% and 19% of accounts receivable, respectively. As of and for the year ended December 31, 2024, the Company had no significant customers.

The Company relies on a single, Taiwan-based vendor for the supply of its active pharmaceutical ingredient (“API”) and a single, U.S.-based vendor for the manufacture of ZUNVEYL. The Company does not have long-term supply agreements with these vendors, or such agreements may be terminable by the vendor upon limited notice. As a result, the Company is exposed to supply interruption risk in the event that these vendors experience operational, regulatory, financial, or other difficulties, or otherwise fail to meet the Company’s quality, quantity, or timing requirements. The loss of, or a significant disruption in, supply from these vendors, or the Company’s inability to obtain alternative sources of API or manufacturing services on commercially reasonable terms and within required timelines, could have a material adverse effect on the Company’s ability to manufacture and supply its products, which could adversely impact its business, results of operations, and financial condition.

Cash and Cash Equivalents – The Company considers cash to include currency on hand, demand deposits with banks or other financial institutions, and other kinds of accounts that have the general characteristics of demand deposits in that the Company may deposit additional funds at any time and also effectively may withdraw funds at any time without prior notice or penalty. The Company considers cash equivalents to include term deposits, certificates of deposit, and all highly liquid instruments with original maturities of three months or less.

Inventory – The Company values its inventories at the lower of cost or estimated net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing costs, on a first-in, first-out basis. The Company classifies inventory as long-term when consumption or sale of the inventory is expected beyond its normal operating cycle of twelve months. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of sales. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required which would be recorded as cost of sales in the consolidated statements of operations.

The Company began to capitalize inventory costs related to ZUNVEYL following receipt of regulatory approval in July 2024. Prior to this, inventory costs were expensed as research and development expense as incurred. Raw materials capitalized in inventory consist of materials, including active pharmaceutical ingredients, to be consumed in production of inventory related to FDA approved products.

Equipment – Equipment is stated at historical cost less accumulated depreciation. Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized in the consolidated statement of operations. Repairs and maintenance are expensed as incurred. Depreciation is charged over the estimated useful lives using the straight-line method as follows:

Computer equipment	3 years
Computer software	3 years
Construction in progress	Not depreciated

Intangible Assets – The Company’s intangible assets consist of exclusive licenses that allow the Company to further develop and exploit the ALPHA-1062 and ALPHA-0602 Technology described in Note 16. The licenses are carried at cost and amortized on a straight-line basis over their estimated useful life of 15 years. During the year ended December 31, 2024, the Company wrote off the ALPHA-0602 licenses in the amount of $39,166 on the consolidated statements of operations and comprehensive loss.

Leases – The Company does not recognize a right of use asset or corresponding lease liability for any lease that, at the commencement date, has a term of 12 months or less and does not include an option to renew the lease or purchase the underlying asset that the Company is reasonably certain to exercise. Instead, the total cash payments due under a short-term lease are expensed on a straight-line basis over the term of the lease. During the years ended December 31, 2025 and 2024, all of the Company’s leases were short-term leases.

Impairment of Long-Lived Assets – The Company reviews long-lived assets, primarily comprised of equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If the carrying value of such assets are considered to not be recoverable, an impairment loss is recognized equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. The Company did not identify any indicators of impairment in 2025. During the year ended December 31, 2024, the Company recorded $39,166 of impairment related to its ALPHA-0602 licenses intangible asset.

Convertible Debentures and Conversion Feature Liability – The Company’s convertible debentures, which were converted into shares of common stock in November 2024, contained a host liability and an embedded conversion feature that required bifurcation (see Note 7). As such, the embedded conversion feature was initially recorded at fair value and then will be remeasured to fair value each reporting period and on settlement with the change recognized as a gain or loss in the consolidated statements of operations and comprehensive loss.

Warrant Liabilities – As described in Note 9, certain freestanding warrants to purchase common stock are accounted for as liabilities. As such, the estimated fair value of each warrant will be remeasured at the end of each reporting period and on settlement and the change is recognized as a gain or loss in the consolidated statements of operations and comprehensive loss.

Revenue Recognition – Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company applies the following five-step revenue recognition model in accordance with ASC Topic 606, Revenue from Contracts with Customers, to determine revenue:

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

The transaction price of a customer contract is determined and allocated to the identified performance obligations in proportion to their standalone selling prices (“SSP”). SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Judgment is required in estimating SSP, and the Company considers market conditions, entity-specific factors, and estimated costs in making this determination.

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

Product Sales, Net

Products are primarily sold to direct customers such as wholesalers and pharmacies. The Company’s contractual performance obligations are generally limited to the transfer of control of the product to the customer. For ZUNVEYL tablets provided to customers, revenue is recognized at the point in time when control of the goods transfers to the customer. The Company’s contracts typically stipulate F.O.B. (Free on Board) destination terms. Consequently, revenue is recognized when the drugs are delivered to the customer’s location or any destination designated by the customer for drop-shipment. This arrangement is not a consignment arrangement, and therefore, the Company recognizes revenue upon the delivery of goods to the customer. The Company’s payment terms to customers range from 30 to 68 days; payment terms differ by customer.

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

Consideration payable to customers includes fees paid to distributors that are calculated as a percentage of monthly product sales based on the Wholesale Acquisition Cost (WAC). These fees are paid to distributor customers for services such as access to inventory and sales data to pharmacies, inventory management, accounts receivable administration, and return and chargeback administration. Fees paid to distributors for services that are integral activities within the distribution chain with the customer, specifically related to the Company’s sales of ZUNVEYL, are recognized as a reduction of revenue since these activities are not considered distinct from the Company’s promise to sell ZUNVEYL through the distribution channel to end customers. Fees paid to customers for services that transfer a distinct service to the Company, such as logistics services, are recorded as operating expenses.

Licensing Revenue

In licensing arrangements, the identification of performance obligations considers factors such as the partner’s capabilities and the availability of required expertise in the marketplace. The intended benefit of the contract is also considered in determining whether a promised good or service is separately identifiable. If a good or service is not distinct, it is combined with other promised goods or services until a distinct bundle is identified.

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

Accounts Receivable - The majority of the accounts receivable arise from product sales and primarily represent amounts due from our wholesale and other third-party distributors. The Company’s standard payment terms generally require payment within 30 to 68 days.

Accounts receivable, which are uncollateralized, are carried at their original cost less an allowance for credit losses that reflects the Company’s estimate of expected lifetime credit losses from these receivables. To estimate expected credit losses, the Company applies an expected rate of loss that is determined using historical credit loss information that is adjusted for expectations of future losses based on current and projected changes, if any, to the Company’s mix of customers, macroeconomic conditions, and industry-specific factors that may impact future collection rates. Past due accounts receivable balances are written off when the Company’s internal efforts have been unsuccessful in collecting the amount due. The Company’s allowance for doubtful accounts was $0 at December 31, 2025 and 2024.

Royalty Cost of Sales – The Company makes royalty payments to third parties under license or purchase agreements associated with the acquisition of intellectual property. These royalty payments are calculated as a percentage of the net product sales and licensing fees in the period the corresponding sales occur. Royalty expenses are recognized as incurred and recorded as a component of cost of sales in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2025 and 2024, the Company incurred royalty expenses of $1,030,028 and $0, respectively

Research and Development Costs – The Company expenses research and development costs as incurred. Advance payments for services that will be rendered for future research and development activities are deferred and capitalized as prepaid expenses until the related services are performed.

Advertising Costs – The Company expenses advertising costs when incurred. During the years ended December 31, 2025 and 2024, the Company incurred advertising expenses of $380,774 and $97,535, respectively, which are classified as selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Share-Based Compensation – The Company measures the expense related to share-based awards at the fair value of those awards on the date of grant and recognizes this amount over the requisite service period of the individual grant, which is typically equal to the vesting period. If the requisite service is not rendered, the effect on share-based compensation expense is recognized in the period the award is forfeited.

The fair value of share-based awards is determined on the grant date using the Black-Scholes option pricing model. This model is affected by the Company’s share price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, the Company’s expected share price volatility over the terms of the awards, and actual and projected employee share option exercise behaviors. The Company records share-based compensation expense for service-based options on an accelerated attributions method over the requisite service period.

For share options with performance conditions, the Company records compensation expense only when it is deemed probable that the performance condition will be met. The Company records share-based compensation expense for performance-based share options on an accelerated attribution method over the requisite service period.

Liability-Based Awards – Bonus right awards that include cash settlement features are accounted for as liability-based awards in accordance with ASC 718, Compensation – Share Based Compensation. The fair value of the bonus right awards is estimated using a Black-Scholes option-pricing model and is revalued on each reporting date based on the probability of the expected awards to vest. Changes in the estimated fair value of the bonus right awards are recognized within selling, general and administrative expense in the consolidated statements of operations and comprehensive loss. Key assumptions in the calculation of the fair value of the bonus right awards include expected volatility, the risk-free interest rate, expected life, and fair value per award.

At both December 31, 2025 and 2024, the Company had 758,300 and 851,467 outstanding stock options, respectively, with exercises prices denominated in CAD. Because the exercise prices of these options are denominated in a currency that is different than the one in which a substantial portion of the Company’s shares are traded, the CAD Options are considered to be indexed to a factor other than a market, performance, or service condition. As a result, the CAD Options are classified as liabilities and remeasured at fair value each reporting period with the corresponding change in fair value recorded as an increase or decrease in stock-based compensation expense within research and development and selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss

Grant Income and Expenses – All funds relating to government grants are recorded under the gross method of accounting for government grants whereby any income received is reported as grant income and the associated expenses are included in research and development expenses on the statement of operations and comprehensive loss. When grant proceeds are initially received, they are recorded as deferred income and restricted cash. Grant proceeds used to pay for study costs are expensed as incurred with a corresponding amount of grant income recognized through a reduction of the deferred income balance. The Company classifies the balance of cash received from grants as restricted cash when the proceeds from the grant have been designated for use in specified research. During the years ending December 31, 2025 and 2024, the Company recorded grant income of $81,095 and $463,811, respectively, from the “R&D Grant” described in Note 3.

Income Taxes – The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that include the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount for which realization is more likely than not.

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

Loss Per Share – Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common stock outstanding during the reporting period. Diluted earnings per share includes the effect of potentially dilutive securities, including stock options, warrants, and convertible debentures, using the treasury stock method. Potentially dilutive securities are included in diluted earnings per share only to the extent they reduce earnings per share.

Fair Value Measurements – Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

Level 1 – Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

Level 2 – Inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and credit ratings.

Level 3 – Financial instruments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the instrument.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. To the extent that a fair value measurement is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3.

The Company’s recurring fair value measurements include those related to warrant liabilities (see Note 9), bonus right liabilities (see Note 8), and CAD Option liabilities (see Note 9), all of which are considered to be Level 3 measurements due to the use of significant unobservable inputs, including expected volatility and expected term. These inputs are inherently uncertain and require significant judgment; accordingly, changes in these assumptions could have a material impact on the fair value measurement. In general, increases (decreases) in the expected volatility assumptions would result in higher (lower) fair value measurements, and increases (decreases) in the expected term assumptions would generally result in higher (lower) fair values.

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued liabilities, and deferred income are considered to be representative of their respective fair values because of the short-term nature of these accounts.

Recent Adopted Accounting Pronoucements

In December 2023, the Financial Accounting Stand (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09, effective December 31, 2025, in these consolidated financial statements. ASU 2023-09 only impacted the disclosures and did not impact the consolidated financial statements. See Note 8, Income Taxes, for disclosures related to the adoption of ASU 2023-09.

New Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disaggregation of certain costs in a separate note to the financial statements, such as the amounts of employee compensation, depreciation and intangible asset amortization, included in each relevant expense caption in annual and interim consolidated financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027 on a retrospective or prospective basis, with early adoption permitted. The Company is evaluating the effect that ASU 2024-03 will have on its financial statement disclosures.

The Company considers the applicability and potential impact of all recently issued accounting pronouncements; those not specifically identified in this disclosure are either not applicable to the Company or not expected to have a material effect on our financial condition or results of operations.

NOTE 3 – INVENTORY

Inventory consists of the following at December 31:

	2025	2024
Raw materials	$3,725,336	$-
Work in progress	725,460	615,133
Finished goods	672,700	-
Total	$5,123,496	$615,133

NOTE 4 – OTHER BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets consisted of the following at December 31:

	2025	2024
Prepaid insurance and other expenses	$2,123,379	$795,141
Prepaid FDA user fees	994,979	-
Prepaid legal expenses	1,465	23,396
Deferred offering costs	223,096	-
Others	202,532	253,426
Prepaid expenses and other current assets	$3,545,451	$1,071,963

Accounts payable and accrued expenses consisted of the following at December 31:

	2025	2024
Accounts payable	$3,067,616	$872,676
Accrued gross-to-net discounts	993,413	-
Accrued inventory costs	450,321	-
Accrued payroll and bonuses	2,872,403	643,063
Other accrued liabilities	1,593,151	923,550
Accounts payable and accrued liabilities	$8,976,904	$2,439,289

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets consist entirely of license of intellectual property. Details related to the amounts of these licenses were as follows at December 31:

	2025	2024
Gross amount	$1,185,633	$1,185,633
Accumulated amortization	(794,210)	(772,664)
Intangible assets, net	$391,423	$412,969

The weighted-average remaining useful life of intangible assets was 18.17 years and 5.17 years at December 31, 2025 and 2024, respectively. Amortization expense for the years ended December 31, 2025 and 2024 was $21,546 and $79,875, respectively. During the year ended December 31, 2024, the Company reported an impairment loss of $39,166 related to one of its licenses.

The following table outlines the estimated future annual amortization expense related to intangible assets as of December 31, 2025:

Year Ending December 31,
2026	$21,546
2027	21,546
2028	21,546
2029	21,546
2030	21,546
Thereafter	283,693
Total	$391,423

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

This change in estimate has been applied prospectively and, as a result of this change, amortization expense decreased by approximately $57,496 for the year ended December 31, 2025, compared to the prior amortization schedule.

NOTE 6 – PROMISSORY NOTE

In March 2015, the Company issued a promissory note of $1,400,000 to Neurodyn Life Sciences Inc (“NLS”), a related party through a common director, for the acquisition of the ALPHA-1062 Technology described in Note 16.

In March 2023, the Company and NLS agreed to an amendment to the promissory note pursuant to which the interest rate was increased from 2% to 5.5% and the maturity date was extended from December 31, 2022, to July 15, 2024, with interest-only payments due until maturity.

In April 2024, the Company and NLS agreed to another amendment to the promissory note pursuant to which the interest rate was increased from 5.5% to 7% and the maturity date was extended from July 15, 2024, to July 15, 2025. As required by the amendment, $300,000 of the outstanding principal balance was repaid prior to December 31, 2024, with the remaining principal balance due at maturity. During 2025, the remaining principal balance and accrued interest were repaid and the promissory note was no longer outstanding at December 31, 2025.

NOTE 7 – CONVERTIBLE DEBENTURES AND CONVERSION FEATURE LIABILITY

The following table summarizes the activity for the convertible debentures and conversion feature liability as of and for the years ended December 31, 2025 and 2024:

	Convertible Debentures	Conversion Feature Liability	Warrant Liabilities	Total
Balance, January 1, 2024	$-	$-	$-	$-
Proceeds	4,545,000	-	-	4,545,000
Allocation of proceeds to conversion feature liability	(3,359,716)	3,359,716	-	-
Allocation of proceeds to warrant liabilities	(1,185,284)	-	3,238,759	2,053,475
Accrued interest	65,996	-	-	65,996
Revaluation of conversion feature liability	-	2,076,421	-	2,076,421
Revaluation of warrant liabilities	-	-	(1,484,661)	(1,484,661)
Reallocation on conversion of convertible debentures	(65,996)	(5,436,137)	892,745	(4,609,388)
Balance, December 31, 2024	-	-	2,646,843	2,646,843
Revaluation of warrant liabilities	-	-	(227,387)	(227,387)
Balance, December 31, 2025	$-	$-	$2,419,456	$2,419,456

On September 24, 2024, the Company entered into Securities Purchase Agreements (“SPAs”) with various third party lenders for the issuance of convertible debentures (“Debentures”) and warrants to purchase 430,805 common shares of the Company at an exercise price of $10.55 per share until September 24, 2029 (“Initial Debenture Warrants”) for $4,545,000. As described below, in November 2024 the Debentures automatically converted pursuant to their terms into 801,413 Common Shares.

Prior to their conversion, the Debentures accrued interest at 10% per annum and were due and payable on September 24, 2026 (“Maturity Date”). At any time prior to the Maturity Date, the holder had the option to convert their Debenture and any accrued interest into Common Shares at a price of $10.55 (“Conversion Price”). Upon the completion of a Qualified Offering, being an offering of the Company’s securities for at least $10 million in aggregate gross proceeds in coordination with the simultaneous uplisting of Common Shares onto a United States national securities exchange, the Debentures would automatically convert into the securities, including warrants, on the same terms as were applicable in the Qualified Offering at the lower of (i) the Conversion Price or (ii) the per security offering price in the Qualified Offering. If, prior to the Maturity Date or the completion of a Qualified Offering, the last trading price of the Common Shares exceeded 250% of the Conversion Price for 10 consecutive trading days, the Debentures and accrued interest would have automatically converted into Common Shares at the Conversion Price.

Upon the closing of a Qualified Offering, holders of the Initial Debenture Warrants were entitled to receive an additional 50% of warrants (“Additional Debenture Warrants”) with identical terms as the Initial Debenture Warrants. Refer to Note 9 for additional details related to the Initial and Additional Debenture Warrants.

On November 13, 2024, the Debentures automatically converted pursuant to their terms into 801,413 Common Shares at a conversion price of $5.75, this being the public offering price per share in the Company’s United States initial public offering. Also on this date, the Company issued the Additional Debenture Warrants exercisable into 215,421 Common Shares at an exercise price of $7.19 per share. In addition, the exercise price of the Initial Debenture Warrants was adjusted from $10.55 per share to $7.19 per share.

The Company determined that the conversion features embedded in the Debentures met the definition of a derivative that was required to be bifurcated from the Debentures. As a result, the Company recognized the embedded derivative as a conversion feature liability and recorded a corresponding debt discount related to the Debentures that was accreted to interest over the period the Debentures were outstanding. The conversion feature liability was initially measured at fair value and subsequently remeasured to fair value at the end of each reporting period, with any changes in fair value reported as a gain or loss on the consolidated statement of operations and comprehensive loss. During the year ended December 31, 2024, the Company recognized a loss on the revaluation of the conversion feature liability of $2,076,421. Additionally, the Company recognized debt issuance costs relating to the convertible features and warrants of $459,360 during the year ended December 31, 2024.

The initial fair value of the conversion feature liability was determined to be $6,598,475 using the Monte Carlo simulation model with the following assumptions:

Risk-free interest rate	3.51%
Dividend yield	–%
Volatility	88%
Probability of automatic conversion under qualified offering	70%
Expected life	5 years

NOTE 8 – OTHER LONG-TERM LIABILITIES

The Company adopted a bonus policy pursuant to which it may grant bonus rights payable in cash to certain eligible participants, including employees, officers, or consultants of the Company. These bonus rights are subject to certain vesting provisions and are remeasured each reporting date with the change in fair value recognized in selling, general and administrative expense in the consolidated statements of operations and comprehensive loss.

During 2022, certain executives of the Company were granted the ability to earn up to 370,448 bonus rights entitling them to a cash bonus equal to an amount by which the fair market value of one common stock (calculated as the 30-day Volume Weighted Average Price (“VWAP”) per common share) exceeds $39.50 multiplied by the number of bonus rights vested. The bonus rights will be earned in tranches based on the price of the Company’s common share exceeding certain thresholds. Initially, the earned bonus rights would vest and be payable on the earlier of a date of a change of control or April 15, 2024.

On April 16, 2024, the Company amended the vesting date of the bonus rights agreements to the earlier of April 28, 2027, the date of a change of control, or the date of the attainment of the business value threshold with respect to any tranche. Additionally, the grant price was reduced from $39.50 to $29.75. As of December 31, 2025 and 2024, a total of 95,071 bonus rights had been vested.

At December 31, 2025 and 2024, the Company recognized a bonus right liability of $47,181 and $102,783, respectively. Total compensation expense (recovery) for the bonus rights recognized within selling, general and administrative expenses for the years ended December 31, 2025 and 2024 was $(54,113) and $16,160, respectively. Total compensation expense (recovery) for the bonus rights recognized within research and development expenses for the years ended December 31, 2025, and 2024, was $(1,489) and $2,498, respectively. As of December 31, 2025, and 2024, there was $28,791 and $264,043, respectively, of unrecognized compensation expense related to the bonus right awards.

The bonus right awards are considered liability-based awards and are remeasured to fair value at each reporting date and on settlement date. The following weighted average assumptions were used in the Black-Scholes option-pricing model for the valuation of the bonus rights liability as of December 31:

	2025	2024

Risk-free interest rate	3.48%	4.25%
Expected life (in years)	1.33	2.33
Volatility	79.84%	166.95%
Weighted average fair value per bonus right	$0.19	$3.30

As of December 31, 2025, and 2024, 98,021 and 111,052 bonus right awards, respectively, were expected to vest.

NOTE 9 – STOCKHOLDERS’ EQUITY

Authorized Share Capital

The Company is authorized to issue the following share capital:

●	Unlimited common voting shares without par value (“Common Stock”)

●	Unlimited Class A restricted voting shares without par value (“Restricted Stock”)

●	Unlimited Class B Preferred Series A voting shares without par value, convertible on a 1:1 basis into Common Share (“Class B Preferred Stock”)

At the Market Offering

On August 22, 2025, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) as sales agent. Under the terms of the ATM Agreement, the Company will be entitled to sell, at its sole discretion and from time to time as it may choose, common stock in the capital of the Company (“Stock”) through Wainwright, with such sales having an aggregate gross sales value of up to $75.0 million (the “Offering”). The ATM Agreement will remain in full force and effect until the date that the ATM Agreement is terminated in accordance with the terms therein.

Subject to the terms and conditions of the Agreement, Wainwright will use its commercially reasonable efforts to sell the Stock from time to time, based upon the Company’s instructions. However, the Company has no obligation to sell any of the Stock, and may at any time suspend offers under the Agreement or terminate the Agreement. The Company has provided Wainwright with customary indemnification rights, and Wainwright will be entitled to a commission at a commission rate of up to 3.0% of the gross sales price of the Stock sold.

Through December 31, 2025, the Company has not issued Common Stock under the ATM Agreement.

Public Offering

On October 2, 2025, the Company completed a public offering of Common Stock by issuing 4,651,516 shares of Common Stock at a public offering price of $6.25 per share and 948,484 pre-funded warrants exercisable to Common Stock with an exercise price of $0.001 per share for total gross proceeds to the Company of $35 million. In connection with the issuance of the Common Stock for this offering, the Company incurred underwriting fees of $2,110,875 and legal and other advisory fees $95,096.

On October 17, 2025, the underwriter of the Company’s public offering exercised its over-allotment option in full to purchase an additional 840,000 shares of Common Stock at the public offering price of $6.25 per share for additional gross proceeds of $5.25 million. In connection with this issuance, the Company incurred $341,250 in underwriter fees.

The pre-funded warrants have an exercise price of $0.001 per common stock, subject to proportional adjustments in the event of share dividends and splits, pro rata distributions, subsequent rights offerings and similar events. The pre-funded warrants are exercisable at any time after their original issuance, subject to certain beneficial ownership limitations, and only terminate upon exercise.

Initial Public Offering in the United States

On November 13, 2024, the Company completed a public offering in the United States by issuing 8,695,653 Common Stock at an offering price of $5.75 per share for gross proceeds of $50,000,005. In connection with this offering, the Company incurred underwriting fees of $3,826,624, legal and other advisory fees of $1,374,814, and listing fees of $133,633. In addition, the Company issued warrants exercisable into 608,696 Common Stock (the “IPO Agent Warrants”) with an estimated fair value of $2,381,051.

On December 12, 2024, the underwriter of the Company’s public offering in the United States partially exercised its over-allotment option to purchase an additional 488,506 common shares at the public offering price of $5.75 per share for additional gross proceeds of $2,808,910.

Shares Issued for Services

In May 2023, the Company entered into a three-year consulting services agreement (the “Spartan Consulting Agreement”) with Spartan Capital Securities, LLC (“Spartan”) under which Spartan will provide advising and assisting on potential business development transactions, strategic introductions, assisting management with enhancing corporate and stockholder value, and capital raising advice. In January 2024, the Company paid a consulting fee of $320,000 and issued 582,331 Common Stock valued at $3,202,823 to Spartan and its assignees pursuant to the Spartan Consulting Agreement, of which $928,874 was recognized as share issuance costs and $2,273,949 was recognized as selling, general and administrative expenses.

Unit Offering

In January 2024, the Company completed an offering of 678,630 units at a price of $5.50 for total gross proceeds of $3,732,469 (the “2024 Unit Offering”). Each unit consisted of one Common Stock and one warrant with each warrant entitling the holder to purchase an additional Common Stock of the Company at the initial pricing of $7.75 per share until January 2027 (the “2024 Unit Offering Investor Warrants”). In connection with the closing of 2024 Unit Offering, the Company paid cash commissions of $391,178, incurred legal fees of $14,575, and issued a warrants exercisable into 41,493 Common Shares (the “Unit Offering Agent Warrants”) with an estimated fair value of $582,245. Each Unit Agent Warrant is exercisable into one Common Share of the Company at an exercise price of $7.75 and expires in January 2027. Collectively, the 2024 Unit Offering Investor Warrants and the Unit Offering Agent Warrants are referred to hereafter as the “2024 Unit Offering Warrants”).

Summary of Outstanding Warrants

The following table summarizes warrant activity during the years ended December 31, 2025 and 2024:

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2024	1,749,192	$7.66
Issued	2,009,241	7.39
Exercised	(30,000)	10.00
Expired	(92,471)	10.00
Balance, December 31, 2024	3,635,962	$7.37
Issued	948,484	0.00
Exercised	(141,000)	7.23
Balance, December 31, 2025	4,443,446	$5.84

A summary of all warrants outstanding and exercisable as of December 31, 2025 is as follows:

Warrants	Shares Exercisable	Exercise Price	Expiry Date
Equity-classified warrants:
Private placements	2,232,412	$7.08 – 7.75	August 2026 to March 2028
Prefunded warrants	948,484	$0.001	N/A
Liability-classified warrants:
CAD Warrants	86,200	$7.11 (CAD$9.75)	February 16, 2028
CAD Warrants	15,810	$7.11 (CAD$9.75)	March 15, 2028
Initial Debenture Warrants	430,805	$7.19	September 24, 2029
Additional Debenture Warrants	215,421	$7.19	November 13, 2029
IPO Agent Warrants	514,314	$7.18	November 8, 2029
	4,443,446

CAD Warrants Liability

On August 31, 2023, the Company’s functional currency changed to the USD from the CAD; as such, the Company recorded a derivative liability on the warrants outstanding with CAD exercises prices (the “CAD Warrants”). This derivative liability is being remeasured to fair value at each reporting period and on settlement date.

As of December 31, 2025, and December 31, 2024, the fair value of the CAD Warrants derivative liability was $326,198 and $503,129, respectively. During the years ended December 31, 2025, and December 31, 2024, the Company recorded a $176,931 gain and a $340,179 loss, respectively, from the change in the fair value of the CAD Warrants.

The following weighted average assumptions were used in the Black-Scholes option-pricing model to remeasure the fair value of the CAD Warrants at December 31:

	2025	2024
Market price of public stock	$6.50	$5.89
Risk-free interest rate	3.51%	4.27%
Dividend yield	-	-
Expected life (in years)	2.14	3.14
Volatility	91%	158%
Weighted average fair value per warrant	$3.20	$4.93

Debentures Warrants Liability

In connection with transactions described in Note 8 related to the Convertible Debentures, the Company issued Initial Debenture Warrants and Additional Debenture Warrants during 2024. The Initial Debenture Warrants were exercisable at a price of $10.55 per share until September 24, 2029. However, the exercise price of the Initial Debenture Warrants were subject to adjustment upon the completion of a Qualified Offering to the lower of (i) the existing Debenture Warrant exercise price, (ii) the exercise price of any common share purchase warrants issued in the Qualified Offering, or (iii) if no common share purchase warrants are issued in the Qualified Offering, the closing price of the common shares on the Canadian Securities Exchange (as converted into U.S. dollars) immediately prior to the pricing news release of the Qualified Offering. As a result of the Company’s November 2024 initial public offering in the United States, the exercise price of the Initial Debenture Warrants was adjusted to $7.19 per share.

The fundamental transaction clause in the underlying warrant agreements stipulates that the expected volatility is determined as the greater of 100% and the 30-day volatility, as calculated from the HVT function on Bloomberg. Because the volatility input is predetermined and fixed in the warrant agreements as “an expected volatility equal to the greater of 100% and the 30-day volatility from the “HVT” function on Bloomberg”, the Initial and Additional Debenture Warrants are not considered to be indexed to the Company’s stock and, as a result, fail the “fixed-for-fixed” condition (i.e., both the exercise price and the number of shares to be issued are not “fixed” at issuance ). Instead, the Initial and Additional Debenture Warrants are classified as liabilities that are remeasured to fair value each reporting period.

At December 31, 2025 and 2024, the fair value of the Initial and Additional Debenture Warrants liabilities totaled $2,419,456 and $2,646,843, respectively. During the years ended December 31, 2025 and 2024, the Company recognized a gain of $227,387 and a loss of $1,481,661, respectively, from the change in fair value of the Initial and Additional Debenture Warrants liabilities.

The following weighted average assumptions were used in a binomial lattice model to remeasure the fair value of the Initial and Additional Debenture Warrants as of December 31:

	2025	2024
Market price of public stock	$6.50	$5.89
Risk-free interest rate	3.56%	4.38%
Dividend yield	-	-
Expected life (in years)	3.78	4.73
Volatility	87%	94%
Weighted average fair value per warrant	$3.74	$4.10

IPO Agent Warrants

Upon completion of its November 2024 initial public offering, the Company issued 608,696 IPO Agent Warrants and an additional 34,196 IPO Agent Warrants for the over-allotment. Each IPO Agent Warrant is exercisable into one Common Share of the Company at an exercise price of $7.18 per share and has a term of five years.

The terms of the IPO Agent Warrants include a fundamental transaction clause that stipulates that the expected volatility is determined as the greater of 100% and the 30-day volatility, as calculated from the HVT function on Bloomberg. Because the volatility input is predetermined and fixed in the warrant agreements as “an expected volatility equal to the greater of 100% and the 30-day volatility from the “HVT” function on Bloomberg”, the IPO Agent Warrants are not considered to be indexed to the Company’s stock and, as a result, fail the “fixed-for-fixed” condition (i.e., both the exercise price and the number of shares to be issued are not “fixed” at issuance ). Instead, the IPO Agent Warrants are classified as liabilities that are remeasured to fair value each reporting period.

During the year ended December 31, 2025, 128,578 IPO Agent Warrants were exercised, which resulted in $903,245 of the warrant liability being reclassified to share capital. At December 31, 2025 at 2024, the estimated fair value of outstanding IPO Agent Warrants was $2,044,681 and $2,670,386, respectively. During the years ended December 31, 2025 and 2024, the Company recognized a loss of $277,540 and a loss of $179,293, respectively, from the change in fair value of the IPO Agent Warrants liability.

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the revaluations of the IPO Agent Warrants as of December 31:

	2025	2024
Market price of public stock	$6.50	$5.89
Risk-free interest rate	3.64%	4.38%
Dividend yield	-	-
Expected life (in years)	3.86	4.86
Volatility	86%	95%
Weighted average fair value per warrant	$3.97	$4.15

Equity Incentive Plans

The Company’s 2025 Stock and Incentive Plan (the “2025 Incentive Plan”) for its employees, officers, consultants, advisors and non-employee Directors was approved by the stockholders on June 19, 2025. The objective of the 2025 Incentive Plan is to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, or other stock-based awards. The 2025 Incentive Plan authorizes grants of stock awards covering up to 2,000,000 Common Shares. All stock options are granted with an exercise price equal to the stock’s estimated fair market value at the date of grant, and generally have contractual terms of ten years and vest over three years. At December 31, 2025, 1,946,800 Common Shares were available for issuance under the 2025 Incentive Plan.

The Company’s 2023 Share Option Plan (the “2023 Option Plan”) for its officers, directors, employees and consultants was approved by stockholders on June 27, 2023. Pursuant to the 2023 Option Plan, the Company may grant non-transferable share options totaling in aggregate up to 20% of the Company’s issued and outstanding Common Shares and Restricted Shares, exercisable for a period of up to ten years from the date of grant, and at an exercise price that will not be lower than the greater of the last closing price for the Common Shares as quoted on the CSE: (i) on the trading day prior to the date of grant; and (ii) the date of grant. All options granted pursuant to the 2023 Option Plan will be subject to such vesting requirements as may be imposed by the Board. In the event of a Change of Control, as defined in the 2023 Option Plan, all unvested options will vest immediately. No additional shares can be granted under this plan.

The 2022 Option Plan was previously adopted by the board and approved by stockholders on July 19, 2022, pursuant to which incentive share options were granted to certain directors, officers, employees and consultants (the “2022 Option Plan”). Under the 2022 Option Plan, the Company could grant non-transferable share options totaling in aggregate up to 10% of the Company’s issued and outstanding Common Shares, exercisable for a period of up to ten years from the date of grant, and at an exercise price which is not less than that permitted by the TSX-V. In connection with listing of the Common Shares on the CSE, the Company adopted the 2023 Option Plan and determined that the 2022 Option Plan be closed to new grants. The options outstanding under the 2022 Option Plan, issued prior to the adoption of the 2023 Option Plan (“2022 Options”) are not included in the maximum number of share options available for grant pursuant to the 2023 Option Plan and are not subject to the terms of the 2023 Option Plan; as such, the 2022 Options will continue to be governed by the 2022 Option Plan. No additional shares can be granted under this plan.

Stock Options

Equity-Classified Awards with Service-Based Vesting

The following table summarizes activity for equity-classified common stock options with service-based vesting conditions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balance, December 31, 2024	37,132	$5.45	9.57	$29,240
Granted	1,266,297	5.76
Exercised	(134)	0.01		127
Cancelled	(43,335)	5.80
Balance, December 31, 2025	1,259,960	$5.93	9.12	$817,366
Options exercisable, December 31, 2025	455,629	$5.90	8.96	$285,852

(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s Common Shares. The calculation excludes options with an exercise price higher than the closing price of the Company’s share on the reporting date.

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the valuation of equity-classified Common Share options issued during the years ended December 31:

	2025	2024
Risk-free interest rate	4.16%	4.59%
Expected life (in years)	5.77	10
Volatility	95%	82%
Weighted average grant-date fair value per option	$4.51	$4.27

The following table summarizes the allocation of share-based compensation expense related equity-classified to awards with service conditions during the years ended December 31:

	2025	2024
Research and development	$101,756	$-
Selling, general and administrative (1)	3,671,047	-
Total share-based compensation	$3,772,803	$-

(1)	Stock-based compensation expense for the year ended December 31, 2025 included $34,593 of incremental stock-based compensation on the consolidated statement of operations and comprehensive loss. This expense related to the modification of 9,691 vested stock options held by one individual to extend the post-termination exercise period from 90 days following the individual’s last day of service as a member of the Company’s board of directors to two years from that date. The fair value of the options immediately before and after the modification was estimated using Black-Scholes option-pricing model.

Total share-based compensation cost not yet recognized related to equity-classified unvested stock options was $1,941,171 at December 31, 2025 and is expected to be recognized over a weighted-average period of 2.17 years. The total fair value of options that vested during the years ended December 31, 2025 and 2024 was $5.90 and $10.00, respectively.

Liability-Classified CAD Options

The following table summarizes activity for liability-classified CAD Options with service-based vesting conditions:

	Number of Options	Weighted Average Exercise Price (in USD)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balance, December 31, 2024	851,467	$4.54	8.30	$1,175,887
Granted	-	-
Exercised	(89,667)	4.330		343,278
Cancelled	(3,500)	4.01
Balance, December 31, 2025	758,300	$4.77	7.12	$1,456,902
Options exercisable, December 31, 2025	680,844	$4.47	6.92	$1,427,630

(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s Common Stock. The calculation excludes options with an exercise price higher than the closing price of the Company’s stock on the reporting date.

The following weighted average assumptions were used in the Black-Scholes option-pricing model to remeasure the fair value of liability-classified CAD Options as of the years ended December 31:

	2025	2024
Risk-free interest rate	3.52%	4.20%
Expected life (in years)	3.30	3.27
Volatility	90.26%	72.39%
Weighted average fair value per option	$4.39	$3.47

The following table summarizes the allocation of share-based compensation expense related liability-classified CAD options during the years ended December 31:

	2025	2024
Research and development	$28,473	$2,756
Selling, general and administrative (1)	1,121,249	297,170
Total share-based compensation	$1,149,722	$299,926

Total share-based compensation cost not yet recognized related to liability-classified unvested stock options was $152,891 at December 31, 2025 and is expected to be recognized over a weighted-average period of 1.9 years.

The following table presents the changes in the CAD Options liability for the years ended December 31, 2025 and 2024:

Fair value on date of November 2024 US initial public offering	$2,068,292
Share-based compensation expense for 2024	299,926
Fair value of CAD Option liability at December 31, 2024	2,368,218
Fair value of exercised awards	(343,278)
Share-based compensation expense for 2025	1,149,722
Fair value of CAD Option liability at December 31, 2025	$3,174,662

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

The following table summarizes ACI Canada legacy performance option activity for the Company:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balance, December 31, 2024	265,642	0.22	3.48	$1,506,321
Balance, December 31, 2025	265,642	0.22	2.48	1,668,363
Options exercisable, December 31, 2025	258,362	$0.22	2.46	$1,622,863

(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common share. The calculation excludes options with an exercise price higher than the closing price of the Company’s shares on the reporting date.

The following table summarizes the total amount of share-based compensation expense related to performance conditions for ACI Canada legacy performance options during the years ended December 31:

	2025	2024
Research and development	$-	$118,514
Total share-based compensation	$-	$118,514

As of December 31, 2025, there was no unrecognized share-based compensation expense relating to service condition awards.

NOTE 10 – CMSI LICENSE AND COLLABORATION AGREEMENT

On January 8, 2025 (the “Effective Date”), the Company entered into a License, Collaboration and Distribution Agreement (the “CMSI License Agreement”) with CMSI International Development and Management Limited (“CMSI”), pursuant to which the Company granted CMSI an exclusive, transferable, sub-licensable, and royalty-bearing license to develop, register, manufacture, import, export, and commercialize ZUNVEYL (the “Product”) in the Asia-Pacific region (excluding Japan), Australia, and New Zealand (the “Territory”). ZUNVEYL is a next generation acetylcholinesterase inhibitor approved in the US for the treatment of mild-to-moderate Alzheimer’s disease.

Under the terms of the CMSI License Agreement, the Company received a one-time, non-refundable, non-creditable upfront payment of $3.0 million in January 2025 and is eligible to receive up to $11.0 million in development and regulatory milestone payments, as well as up to $30.0 million in sales milestone payments. In addition, CMSI is obligated to pay annual royalties of 9% on net sales within the defined royalty term.

The CMSI License Agreement remains in effect for an initial term of 20 years from the Effective Date and will automatically renew for additional five-year terms unless either party provides notice of non-renewal at least six months prior to the expiration of the then-current term.

The total transaction price at inception was determined to consist of the $3.0 million upfront payment. The Company identified two distinct performance obligations: (1) the license to the Company’s pharmaceutical intellectual property, and (2) certain regulatory, technical, and clinical assistance to be provided by the Company and the Joint Steering Committee, which includes representatives from both the Company and CMSI, through the expected commercialization of the Product.

The upfront payment of $3 million was allocated to the identified performance obligations based on their relative standalone selling prices (SSPs). The SSP for the license was determined using an adjusted market assessment approach, under which the Company applied its estimate of a market participant’s rate of return on similar licensing arrangements to calculate the present value of the net cash flows that may be received from CMSI. In estimating the net cash flows that may be received from CMSI, the Company considered both the likelihood and expected timing of future payments from development milestones, sales milestones, and royalties. The SSP for services was based on estimated costs plus the Company’s estimate of a reasonable profit margin for similar services

License of Intellectual Property

The license to the Company’s intellectual property represents a distinct performance obligation. The license was transferred to CMSI on the Effective Date to satisfy this performance obligation. The Company allocated $2,396,600 of the total transaction price to the license and recognized the corresponding revenue in 2025.

Regulatory, Technical, and Clinical Assistance

The Company’s promise to provide supporting services, whether directly or in participation with the Joint Steering Committee, to CMSI is expected to be primarily fulfilled during the early stages of the contract through commercialization of the Product. These services represent a distinct performance obligation and the $603,400 of transaction price allocated to these services is being recognized over time on a percentage of completion basis, using a measure of progress that compares the Company’s actual efforts expended to-date to its total estimated efforts. As of December 31, 2025, the Company had recognized $433,221 of revenue related to these services. The remaining $170,179 of transaction price allocated to this performance obligation is included in deferred revenue at December 31, 2025 and is expected to be fully recognized by December 31, 2027.

Development and Regulatory Milestone Payments

The potential development and regulatory milestone payments are contingent upon the occurrence of certain milestones as defined in the CMSI License Agreement. These payments have been fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods. As such, they have been excluded from the transaction price. In future reporting periods, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price. As of December 31, 2025, the Company has not recognized any revenue associated with the development and regulatory milestones.

Sales Milestone Payments and Royalties

Any consideration related to sales milestones or royalties will be recognized if and when the related sales occur as such amounts are determined to relate predominantly to the license granted to CMSI. Accordingly, this consideration has been excluded from the transaction price. No allocation to performance obligations will be performed, as both the license and related assistance are expected to be satisfied by the time sales milestones and royalties are earned. No sales milestone or royalty revenue was recognized as of December 31, 2025.

Pass Through Costs

Included within licensing revenue is revenue from the sale of active pharmaceutical ingredient (“API”) and finished goods to CMSI in connection with the CMSI License Agreement. These API and finished goods sales support CMSI’s development and regulatory activities and are priced at cost plus a margin. The Company also includes certain pass through reimbursable costs within these revenue totals. These amounts are recognized on a gross basis. Revenue related to API sales and reimbursable costs is recognized upon API shipment or delivery, depending on the applicable shipping terms. During the year ended December 31, 2025, the Company recognized $598,430 in licensing revenue relating to the pass through costs.

As of December 31, 2025, $561,293 was due from CMSI for the CMSI License Agreement.

NOTE 11 – R&D GRANT

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

Activity related to the R&D grant was as follows for the years ended December 31:

	2025	2024
Cash received	$174,675	$373,825
Grant income recognized	$81,095	$463,881
Grant expenses recognized	$81,095	$463,881

NOTE 12 – FOREIGN CURRENCY CONTRACTS

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

The foreign currency forward and collar contracts are derivative instruments that must be accounted for at fair value. Each reporting period, the change in the fair value of each contract is recognized as a gain or loss classified as a component of Other income (expense) within the Company’s consolidated statements of operations.

At December 31, 2025 foreign currency forward contracts to purchase EUR 341,051 remained outstanding. These contracts will settle at various dates between May 2026 and August 2026. The fair value of the foreign currency forward contracts was immaterial at December 31, 2025.

At December 31, 2025 foreign currency collar contracts with a notional amount of EUR 3,458,251 remained outstanding. These contracts will settle at various dates between March 2026 and November 2027. The fair value of the foreign currency collar contracts was immaterial at December 31, 2025.

NOTE 13 – INCOME TAXES

During 2025, the Company adopted ASU 2023-09 – Income Taxes (Topic 740): Improvements to income tax disclosures prospectively, and the associated disclosure changes have been reflected below.

Information on a domestic and foreign basis prior to and after adoption of ASU 2023-09:

	2025	2024
Income (loss) before income tax
Canada	(11,324,919)	(14,166,830)
US	(9,344,957)	(621,897)
Total loss before income tax	(20,669,875)	(14,788,727)

The Company’s consolidated effective income tax rate differs from the Canadian, or domestic, statutory federal tax rate. The effective tax rate is affected by recurring items in provincial, U.S. federal, state and other foreign jurisdictions, such as tax rates and the proportion of income earned in those jurisdictions. The effective tax rate is also affected by other items such as the impact of transactions that are taxable or deductible at lower inclusion rates, changes in net unrecognized tax benefits, changes in income tax laws, and other items.

Income tax expense and effective tax rate reconciliation after adoption of ASU 2023-09:

	Year Ended December 31, 2025
	Amount	Rate
Loss before income tax	$(20,669,875)

Income tax benefit at Canadian statutory federal tax rate (1)	(3,100,481)	15.0%

Income tax expense (benefit) resulting from:
Canadian federal reconciling items:
Non-deductible stock-based payments	725,275	(3.5)%
Change in valuation allowance	973,463	(4.7)%
Canadian provincial income taxes, net of federal effect (2), (3)	(1,358,990)	6.6%
Canadian provincial non-deductible stock-based payments	580,220	(2.8)%
Canadian provincial change in valuation allowance	778,770	(3.8)%

Foreign tax affects – U.S. federal reconciling items:
U.S. federal tax rate differential	(560,697)	2.7%
Research and development tax credits	(64,000)	0.3%
Change in valuation allowance	2,016,856	(9.8)%
Other	9,584	0.0%

Income tax expense / effective tax rate	$-	0.0%

(1)	The Canadian federal statutory income tax rate of 15% is utilized in the reconciliation above as the company is incorporated in Canada and is comprised of basic Canadian federal tax rate of 38%, less federal abatement (10%) and general rate reduction (13%).
(2)	The provincial jurisdiction that comprises the tax effect is the province of British Columbia.
(3)	Includes the income tax affect amount for the related subnational jurisdiction such as tax rate differentials, nontaxable or nondeductible items, tax law changes, and other reconciling items.

Income tax expense and effective tax rate reconciliation before adoption of ASU 2023-09:

Year Ended December 31, 2024

Federal statutory income tax	15.0%
Provincial and foreign subsidiary tax adjustment	11.7%
Permanent Differences	(9.2)%
Research and development credits	(6.7)%
Change in Valuation Allowance	(28.7)%
Other	17.9%
0.0%

The significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2025	2024
Deferred tax assets:
Non-operating losses carry forwards	$17,846,000	$13,491,000
Tax credits carry forwards	333,000	396,000
Intangible assets	195,000	189,000
Research and development expenses capitalized	3,000	650,000
Stock issuance costs	1,517,000	1,476,000
Total deferred tax assets	$19,894,000	$16,202,000
Valuation allowance	(19,891,000)	(16,201,000)
Net deferred tax assets	3,000	1,000
Deferred tax liability
Property and equipment	(3,000)	(1,000)
Total deferred tax liability	(3,000)	(1,000)
Net deferred income tax	$-	$-

There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance. On an annual basis, the Company assesses the need to establish a valuation allowance for its deferred income tax assets, and if it is deemed more likely than not that its deferred income tax assets will not be realized, a valuation allowance is recorded. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income, of the necessary character, during the periods in which those temporary differences become deductible. Management considers the available carryback and carryforward periods, and projected future taxable income in making this assessment. Given the uncertainty of the amount and timing of future taxable income, if any, a valuation allowance has been recorded against the Company’s deferred tax assets because, in the judgement of management, these are not more likely than not to be realized.

At December 31, 2025, the Company had, for Canadian tax purposes, non-capital losses aggregating approximately $57 million. These losses are available to reduce taxable income earned by ACI and ACI Canada in future years and expire between 2035 and 2045. As of December 31, 2025, the Company had federal net operating loss carryforwards, or NOLs, available of $11 million before consideration of limitations under Section 382 of the Internal Revenue Code of 1986, or Section 382 of the Code, as further described below. The NOL will carryforward indefinitely and be available to offset up to 80% of future taxable income each year.

Utilization of the Company’s NOL and research and development credit carryforwards may be subject to substantial annual limitations in the event a cumulative ownership change has occurred, or that occur in the future, as required by Section 382 of the Code. An ownership change, as defined by the Code, occurs when certain stockholders or public groups acquire more than 50% of a company’s outstanding common stock through a single transaction or series of transactions spanning a three-year period. Such an ownership change may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not completed such an ownership change analysis pursuant to Section 382 of the Code. If ownership changes have occurred or occur in the future, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The Company accounts for uncertainty in income taxes in accordance with ASC 740, Income Taxes. Under this guidance, the Company recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the relevant taxing authorities.

The Company has evaluated its tax positions and concluded that there are no uncertain tax positions that require recognition or disclosure in the accompanying financial statements. Accordingly, no liability for unrecognized tax benefits has been recorded.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2025, the Company has not recorded any amounts for interest or penalties.

The Company is subject to income taxes in the United States, federal and various state jurisdictions. We are also subject to taxation in Canada . The Company is subject to income tax examinations by taxing authorities for all fiscal years..

The Company does not anticipate that the total amount of unrecognized tax benefits will materially change within the next 12 months.

NOTE 14 – NET LOSS PER SHARE

Net loss per common stock has been computed on the basis of the weighted-average number of common stock outstanding during the years ended December 31, 2025, and 2024. Diluted loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. We apply the treasury stock method in the calculation of diluted loss per share.

In years that liability-classified warrants and options are in the money, the Company determines whether such instruments are dilutive by calculating the effect on loss per share after considering both (a) the adjustment to the numerator that would result from reversing the impact of the change in fair value recorded to net loss during the period and (b) the adjustment to the denominator that would result from the incremental shares outstanding, using the treasury stock method, in an assumed exercise of these instruments at the beginning of the year.

The following table reconciles net loss and the weighted average shares outstanding for the basic calculation to the net loss and the weighted average shares outstanding for the diluted calculation for the years ended December 31:

	2025	2024
Numerator, diluted:
Net loss	$(20,669,875)	$(14,788,727)
Adjustment for gain in fair value of warrant liabilities	(176,931)	-
Adjusted numerator, diluted	$(20,846,806)	$(14,788,727)

Denominator, diluted:
Weighted average common stock outstanding	17,680,597	7,247,864
Dilutive effect of common stock warrants	832	-
Weighted average dilutive common stock	17,681,429	7,247,864

Net loss per share, diluted	$(1.18)	$(2.04)

The following potentially dilutive common shares related to outstanding securities for the years ended December 31, 2025 and 2024 were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the year:

	2025	2024
Warrants	3,392,952	2,777,647
Common Stock options	2,018,260	815,974
ACI Canada legacy performance options	265,642	265,642
Convertible debentures	-	430,805
Total anti-dilutive features	5,676,854	4,290,068

NOTE 15 – RELATED PARTY TRANSACTIONS AND BALANCES

Related Party Note Receivable

Prior to January 1, 2024, the Company advanced $55,000 to Alpha Seven Therapeutics, Inc. (“Alpha Seven”) and accrued interest of $4,195. Alpha Seven is a related party through a common director and officers of the Company. During the year ended December 31, 2024, management determined the credit risk of the loan to Alpha Seven had increased significantly since initial recognition and the Company recorded a provision for credit losses for the outstanding principal balance of $55,000 and reversed all previously accrued interest. At December 31, 2025 and 2024, the amount of recognized principal and interest, net of reserves for credit losses, was $0.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

ALPHA-1062 Technology

In March 2015, the Company entered into the Memogain Technology License Agreement (“License Agreement”) with NLS for the exclusive right and license to further develop and exploit the ALPHA-1062, formerly Memogain, Technology. The License Agreement set out the consideration as follows:

●	The Company assumed all of NLS’s obligations under the Memogain Asset Purchase Agreement which consisted of cumulative total payments to Galantos Pharma GmbH (“Galantos”) of $11,739,000 (EUR 10,000,000), the cumulative total may be increased to $17,609,000 (EUR 15,000,000) subject to certain provisions, involving sub-licensing the ALPHA-1062 technology and Company the receiving an upfront out-licensing payment of no less than $9,391,000 (EUR 8,000,000). Royalty payments, are determined as follows (collectively the “Galantos Royalty Payments”):

○	3% of the net sales revenue received by the Company from the sale of any products relating to the ALPHA-1062 Technology;

○	10% of any sublicensing revenue; and

○	25% of an upfront payment or milestone payment paid by a sub-licensee to the Company;

●	Upon completion of the Galantos Royalty Payments, a royalty payment to NLS of 1% of the revenue received from the ALPHA-1062 Technology by the Company over $100 million per annum; and

●	The issuance of a promissory note of $1,400,000 to NLS (Note 6).

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

During the year ended December 31, 2025, the Company made Galantos Royalty Payments totaling $911,812. At December 31, 2025, accrued Galantos Royalty Payments that remain unpaid totaled $58,962..

On January 1, 2016, the Company assumed NLS’s obligations under a Royalty Agreement with Galantos Consulting dated August 31, 2013, which consist of cumulative total payments to Galantos Consulting of $2,348,000 (EUR 2,000,000), the cumulative total may be increased to $3,522,000 (EUR 3,000,000) subject to certain provisions, which is to be paid as follows (collectively the “Galantos Consulting Payments”):

●	1% of the net sales revenue received by the Company from the sale of any products relating to the ALPHA-1062 Technology;

●	2% of any sublicensing revenue; and

●	2% of an upfront payment or milestone payment paid by a sub-licensee to the Company.

The termination date is set as the date at which no further payments of any nature are due.

During the year ended December 31, 2025, the Company made Galantos Consulting Payments totaling $82,232. At December 31, 2025, accrued Galantos Consulting Payments that remain unpaid totaled $19,654.

Legal Proceedings

During the normal course of business, the Company may become involved in legal claims that may or may not be covered by insurance. Management does not believe that any such claims would have a material impact on the Company’s consolidated financial statements.

NOTE 17 – SEGMENT INFORMATION

Operating segments are defined as components of the Company for which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer (“CEO”) who views the Company’s operations and manages its business as a single reportable operating segment, being the commercial manufacturing and sales of pharmaceutical treatments for neurological diseases in the geographical areas of Canada and the United States of America.

The CEO manages and allocates resources to the operations of the Company on an entity-wide basis. The Company’s measure of segment performance is operating loss. Managing and allocating resources on an entity-wide basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across functions that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CEO uses financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources, and setting incentive targets. Operating expenses are used to monitor budget versus actual results. The CEO does not review assets in evaluating the results of the Company, and therefore, such information is not presented.

The following table summarizes the segment’s financial information including the Company’s significant segment expenses for the years ended December 31:

	2025	2024

Revenue
Product, net	$6,792,024	$-
Licensing	3,428,251	-
Total revenue	10,220,275	-

Operating Expenses
Cost of product sales, excluding amortization of intangible asset	474,006	-
Cost of licensing revenue	1,441,317	-
Amortization of intangible asset	21,546	79,875
Research and development:		-
Employee costs	339,302	1,267,662
Grant expenses	81,095	463,881
Stock-based compensation	130,142	358,323
Other	1,317,433	1,830,546
Total research and development	1,867,972	3,920,412
Selling, general and administrative expenses:
Commercial operations	1,470,717	120,053
Depreciation	37,026	1,345
Employee costs	15,291,592	1,593,742
Sales and marketing	1,812,762	120,973
Stock-based compensation	4,792,383	773,338
Other	5,671,643	5,402,779
Total selling, general and administrative expenses	29,076,123	8,012,230
Total operating expenses	32,880,964	12,012,517

Loss from operations	$(22,660,689)	$(12,012,517)

Revenues from customers are attributed to individual countries based on the location of the Company’s customer, which is generally determined by the customer’s bill-to address. The following table presents revenues from customers by geographic area for the years ended December 31:

	2025	2024
United States	$6,792,024	$-
China	3,428,251	-
Total revenue	$10,220,275	$-

The geographic location of the Company’s long-lived assets as of December 31 was as follows:

	2025	2024
United States	$328,540	$26,957
Canada	391,423	413,089
Long-lived assets other than financial instruments	$719,963	$440,046

NOTE 18 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

As discussed in Note 2 of the notes to the consolidated financial statements, the Company identified an error related to the accounting for CAD Options, which were previously classified as equity awards but should have been accounted for as liability-classified awards measured at fair value. The Company will revise its previously reported quarterly financial information based on the summary presented below in its future filings with the SEC, as applicable, to correct for the identified error.

A summary of the corrections to the affected financial statement line items in these condensed consolidated financial statements for each quarterly period of the fiscal year ended December 31, 2025 is presented below.

Consolidated Balance Accounts

	March 31, 2025
	As Reported	Adjustment	As Revised
Long term liabilities
Option liabilities	$-	$2,311,047	$2,311,047
Total liabilities	$7,796,544	$2,311,047	$10,107,591

Stockholders’ equity
Additional paid-in capital	$20,079,465	$(2,440,654)	$17,638,811
Accumulated deficit	(78,291,581)	129,607	(78,161,974)
Total stockholders’ equity	40,811,875	(2,311,047)	38,500,828
Total liabilities and stockholders’ equity	$48,608,419	$-	$48,608,419

	June 30, 2025
	As Reported	Adjustment	As Revised
Long term liabilities
Option liabilities	$-	$5,180,509	$5,180,509
Total liabilities	$13,226,626	$5,180,509	$18,407,135

Stockholders’ equity
Additional paid-in capital	$21,627,035	$(2,599,841)	$19,027,194
Accumulated deficit	(88,780,533)	(2,580,668)	(91,361,201)
Total stockholders’ equity	31,896,316	(5,180,509)	26,715,807
Total liabilities and stockholders’ equity	$45,122,942	$-	$45,122,942

	September 30, 2025
	As Reported	Adjustment	As Revised
Long term liabilities
Option liabilities	$-	$3,121,276	$3,121,276
Total liabilities	$12,387,403	$3,121,276	$15,508,679

Stockholders’ equity
Common stock	$101,826,126	$(66,683)	$101,759,443
Additional paid-in capital	22,290,530	(2,366,379)	19,924,151
Accumulated deficit	(90,098,607)	(688,214)	(90,786,821)
Total stockholders’ equity	33,913,810	(3,121,276)	30,792,534
Total liabilities and stockholders’ equity	$46,301,213	$-	$46,301,213

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Operating expenses
Research and development	$407,511	$(7,095)	$400,416	$916,716	$-	$16,716
General and administrative expenses	5,365,647	(274,375)	5,091,272	3,474,208	-	3,474,208
Total operating expenses	6,615,086	(281,470)	6,333,616	-	-	4,411,518
Net operating loss	(3,686,432)	281,470	(3,404,962)	-	-	(4,411,518)
Total other income (expenses)	1,679,889	-	1,679,889	(591,193)	-	(591,193)
Net loss and comprehensive loss	$(2,006,543)	$281,470	$(1,725,073)	$(5,002,711)	$-	$(5,002,711)
Net loss per share, basic and diluted	$(0.13)	$0.02	$(0.11)	$(0.87)	$-	$-

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Operating expenses
Research and development	$317,120	$89,020	$406,140	$967,200	$-	$967,200
Selling, general and administrative expenses	6,538,085	2,621,256	9,159,341	1,434,251	-	1,434,251
Total operating expenses	7,394,688	2,710,276	10,104,964	2,421,211	-	2,421,211
Net operating loss	(5,737,001)	(2,710,276)	(8,447,277)	(2,421,211)	-	(2,421,211)
Total other income (expenses)	(4,751,951)	-	(4,751,951)	305,699	-	305,699
Net loss and comprehensive loss	$(10,488,952)	$(2,710,276)	$(13,199,228)	$(2,115,512)	$-	$(2,115,512)
Net loss per share, basic and diluted	$(0.65)	$(0.17)	$(0.82)	$0.35	$-	$0.35

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Operating expenses
Research and development	$724,631	$81,925	$806,556	1,883,916	$-	$1,883,916
Selling, general and administrative expenses	12,239,357	2,346,881	14,586,238	4,908,459	-	4,908,459
Total operating expenses	14,009,774	2,428,806	16,438,580	6,832,729	-	6,832,729
Net operating loss	(9,423,433)	(2,428,806)	(11,852,239)	(6,832,729)	$-	(6,832,729)
Total other income (expenses)	(3,072,062)	$-	$(3,072,062)	(285,494)	$-	(285,494)
Net loss and comprehensive loss	$(12,495,495)	$(2,428,806)	$(14,924,301)	(7,118,223)	$-	$(7,118,223)
Net loss per share, basic and diluted	$(0.78)	$(0.15)	$(0.93)	(1.21)	$-	$(1.21)

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Operating expenses
Research and development	$573,592	$(59,809)	$513,783	$996,029	$-	$996,029
Selling, general and administrative expenses	6,945,804	(1,832,645)	5,113,159	1,471,994	-	1,471,994
Total operating expenses	8,152,844	(1,892,454)	6,260,390	2,487,784	-	2,487,784
Net operating loss	(5,311,986)	1,892,454	(3,419,532)	(2,487,784)	-	(2,487,784)
Total other income (expenses)	3,993,912	-	3,993,912	627,878	-	627,878
Net loss and comprehensive loss	$1,318,074)	$1,892,454	$574,380	$(1,859,906)	$-	$(1,859,906)
Net loss per share, basic	$(0.08)	$0.12	$0.04	$(0.31)	$-	$(0.31)
Net loss per share, diluted	$(0.30)	$0.01	$(0.29)	$(0.31)	$-	$(0.31)

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Operating expenses
Research and development	$1,298,223	$22,116	$1,320,339	$2,879,945	$-	$2,879,945
Selling, general and administrative expenses	19,185,161	514,236	19,699,397	6,380,453	-	6,380,453
Total operating expenses	22,162,618	536,352	22,698,970	9,320,513	-	9,320,513
Net operating loss	(14,735,419)	(536,352)	(15,271,771)	(9,320,513)	-	(9,320,513)
Total other income (expenses)	921,850	-	921,850	342,384	$-	342,384
Net loss and comprehensive loss	$(13,813,569)	$(536,352)	$(14,349,921)	$(8,978,129)	$-	$(8,978,129)
Net loss per share, basic	$(0.86)	$(0.03)	$(0.89)	$(1.51)	$-	$(1.51)
Net loss per share, diluted	$(0.87)	$(0.02)	$(0.89)	$(1.51)	$-	$(1.51)

Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2025

	Additional Paid in Capital			Accumulated Deficit			Total
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Balance, December 31, 2024	$18,724,092	$(2,216,355)	$16,507,737	$(76,285,038)	$(151,863)	$(76,436,901)	$41,463,045	$(2,368,218)	$39,094,827
Stock-based compensation	$1,355,373	$(224,299)	$1,131,074	$-	$-	$-	$1,355,373	$(224,299)	$1,131,074
Net loss	$-	$-	$-	$(2,006,543)	$281,470	$(1,725,073)	$(2,006,543)	$281,470	$(1,725,073)
Balance, March 31, 2025	$20,079,465	$(2,440,654)	$17,638,811	$(78,291,581)	$129,607	$(78,161,974)	$40,811,875	$(2,311,047)	$38,500,828

For the three months ended June 30, 2025

	Additional Paid in Capital			Accumulated Deficit			Total
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Balance, March 31, 2025	$20,079,465	$(2,440,654)	$17,638,811	$(78,291,581)	$129,607	$(78,161,974)	$40,811,875	$(2,311,047)	$38,500,828
Stock-based compensation	$1,547,570	$(159,187)	$1,388,383	$-	$-	$-	$1,547,570	$(159,187)	$1,388,383
Net loss	$-	$-	$-	$(10,488,952)	$(2,710,275)	$(13,199,227)	$(10,488,952)	$(2,710,275)	$(13,199,227)
Balance, June 30, 2025	$21,627,035	$(2,599,841)	$19,027,194	$(88,780,533)	$(2,580,668)	$(91,361,201)	$31,896,316	$(5,180,509)	$26,715,807

For the six months ended June 30, 2025

	Additional Paid in Capital			Accumulated Deficit			Total
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Balance, December 31, 2024	$18,724,092	$(2,216,355)	$16,507,737	$(76,285,038)	$(151,863)	$(76,436,901)	$41,463,045	$(2,368,218)	$39,094,827
Stock-based compensation	$2,902,943	$(383,486)	$2,519,457	$-	$-	$-	$2,902,943	$(383,486)	$2,519,457
Net loss	$-	$-	$-	$(12,495,495)	$(2,428,805)	$(14,924,300)	$(12,495,495)	$(2,428,805)	$(14,924,300)
Balance, June 30, 2025	$21,627,035	$(2,599,841)	$19,027,194	$(88,780,533)	$(2,580,668)	$(91,361,201)	$31,896,316	$(5,180,509)	$26,715,807

For the three months ended September 30, 2025

	Common Stock			Additional Paid in Capital			Accumulated Deficit			Total
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Balance, June 30, 2025	$99,154,053	$-	$99,154,053	$21,627,035	$(2,599,841)	$19,027,194	$(88,780,533)	$(2,580,668)	$(91,361,201)	$31,896,316	$(5,180,509)	$26,715,807
Options exercised	$775,190	$(66,683)	$708,507	$(410,585)	$409,961	$(624)	$-	$-	$-	$364,605	$343,278	$707,883
Stock-based compensation	$-	$-	$-	$1,074,080	$(176,499)	$897,581	$-	$-	$-	$1,074,080	$(176,499)	$897,581
Net loss	$-	$-	$-	$-	$-	$-	$(1,318,074)	$1,892,454	$574,380	$(1,318,074)	$1,892,454	$574,380
Balance, September 30, 2025	$101,826,126	$(66,683)	$101,759,443	$22,290,530	$(2,366,379)	$19,924,151	$(90,098,607)	$(688,214)	$(90,786,821)	$33,913,810	$(3,121,276)	$30,792,534

For the nine months ended September 30, 2025

	Common Stock			Additional Paid in Capital			Accumulated Deficit			Total
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Balance, December 31, 2024	$99,128,230	$-	$99,128,230	$18,724,092	$(2,216,355)	$16,507,737	$(76,285,038)	$(151,863)	$(76,436,901)	$41,463,045	$(2,368,218)	$39,094,827
Options exercised	$775,190	$(66,683)	$708,507	$(410,585)	$409,961	$(624)	$-	$-	$-	$364,605	$343,278	$707,883
Stock-based compensation	$-	$-	$-	$3,977,023	$(559,985)	$3,417,038	$-	$-	$-	$3,977,023	$(559,985)	$3,417,038
Net loss	$-	$-	$-	$-	$-	$-	$(13,813,569)	$(536,351)	$(14,349,920)	$(13,813,569)	$(536,351)	$(14,349,920)
Balance, September 30, 2025	$101,826,126	$(66,683)	$101,759,443	$22,290,530	$(2,366,379)	$19,924,151	$(90,098,607)	$(688,214)	$(90,786,821)	$33,913,810	$(3,121,276)	$30,792,534

Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2025
	As Reported	Adjustment	As Revised
Net loss	$(2,006,543)	$281,470	$(1,725,073)
Cash flow used in operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	$1,355,373	$(281,470)	$1,073,903

	Six Months Ended June 30, 2025
	As Reported	Adjustment	As Revised
Net loss	$(12,495,495)	$(2,428,806)	$(14,924,301)
Cash flow used in operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	$2,902,943	$2,428,806	$5,331,749

	Nine Months Ended September 30, 2025
	As Reported	Adjustment	As Revised
Net loss	$(13,813,569)	$(536,352)	$(14,349,921)
Cash flow used in operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	$3,977,023	$536,352	$4,513,375

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 30, 2026, the date these financial statements were issued, for events that should be recorded or disclosed in the financial statements for the year ended December 31, 2025. The Company concluded that no other events have occurred that would require recognition or disclosure in the financial statements.