Form 10-Q
period 2026-03-31
Alpha Cognition Inc.
filed 2026-05-14
CIK 1655923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 21,774,104 common shares, without par value, outstanding as of May 14, 2026.

ALPHA COGNITION INC.

FORM 10-Q

For the Quarter Ended March 31, 2026

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALPHA COGNITION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$54,248,275	$66,046,789
Restricted cash	58,400	58,400
Accounts receivable, net	3,578,173	4,236,136
Inventory	6,043,714	5,123,496
Prepaid expenses and other current assets	4,628,264	3,545,451
Total current assets	68,556,826	79,010,272
Equipment, net	305,479	328,540
Intangible assets, net	386,036	391,423
Total assets	$69,248,341	$79,730,235

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$5,309,967	$8,976,904
Current deferred income	115,150	153,171
Total current liabilities	5,425,117	9,130,075
Deferred income	45,255	35,944
Option liability	2,596,644	3,174,662
Warrant liabilities	3,687,765	4,812,198
Other long-term liabilities	37,055	47,181
Total liabilities	11,791,836	17,200,060

Stockholders’ equity
Common stock, no par value, unlimited shares authorized, 21,774,104 and 21,742,104 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	133,952,684	133,891,673
Class B preferred stock, no par value, unlimited shares authorized, 316,655 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	62	62
Additional paid-in capital	27,192,853	25,849,516
Accumulated other comprehensive loss	(104,301)	(104,301)
Accumulated deficit	(103,584,793)	(97,106,775)
Total stockholders’ equity	57,456,505	62,530,175
Total liabilities and stockholders’ equity	$69,248,341	$79,730,235

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025

Revenue
Product, net	$3,503,821	$346,929
Licensing	29,977	2,581,725
Total revenue	3,533,798	2,928,654

Operating Expenses
Cost of product sales, excluding amortization of intangible asset	248,853	26,541
Cost of licensing revenue	22,923	810,000
Amortization of intangible asset	5,387	5,387
Research and development	1,096,305	400,416
Selling, general and administrative expenses	10,256,557	5,091,272
Total operating expenses	11,630,025	6,333,616

Loss from operations	(8,096,227)	(3,404,962)

Other income (expenses)
Interest income	506,056	461,869
Grant income	-	71,095
Gain from change in fair value of warrant liabilities	1,124,072	1,147,882
Other expenses	(11,919)	(957)
Total other income	1,618,209	1,679,889

Net loss and comprehensive loss	$(6,478,018)	$(1,725,073)

Weighted average shares outstanding, basic	21,762,060	16,019,787

Net loss per share, basic	$(0.30)	$(0.11)

Adjusted net loss, diluted	$(7,033,612)	$(1,725,073)

Weighted average shares outstanding, diluted	21,926,101	16,019,787

Net loss per share, diluted	$(0.32)	$(0.11)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(UNAUDITED)

For the Three Months Ended March 31, 2026 and 2025

For the three months ended March 31, 2026:

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, December 31, 2025	21,742,104	$133,891,673	316,655	$62	$25,849,516	$(104,301)	$(97,106,775)	$62,530,175
Options exercised	32,000	61,011	-	-	(60,211)	-	-	800
Stock-based compensation	-	-	-	-	1,403,548	-	-	1,403,548
Net loss	-	-	-	-	-	-	(6,478,018)	(6,478,018)
Balance, March 31, 2026	21,774,104	$133,952,684	316,655	$62	$27,192,853	$(104,301)	$(103,584,793)	$57,456,505

For the three months ended March 31, 2025:

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, December 31, 2024	16,019,787	$99,128,230	316,655	$62	$16,507,736	$(104,301)	$(76,436,900)	$39,094,827
Stock-based compensation	-	-	-	-	1,131,075	-	-	1,131,075
Net loss	-	-	-	-	-	-	(1,725,073)	(1,725,073)
Balance, March 31, 2025	16,019,787	$99,128,230	316,655	$62	$17,638,811	$(104,301)	$(78,161,973)	$38,500,829

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025

Cash flows used in operating activities
Net loss	$(6,478,018)	$(1,725,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,770	7,282
Accrued expenditures for government grant	-	26,419
Gain from change in fair value of warrant liabilities	(1,124,072)	(1,147,882)
Change in fair value of bonus rights liability	(10,126)	11,213
Loss on disposal of equipment	-	18,000
Stock-based compensation – equity-classified options	1,403,548	1,131,075
Stock-based compensation – liability-classified CAD options	(578,018)	(57,172)
Changes in non-cash operating working capital items:
Accounts receivable, net	657,963	(422,796)
Inventories	(920,218)	(268,243)
Prepaid expenses and other current assets	(1,082,813)	(163,950)
Accounts payable and accrued liabilities	(3,667,298)	128,572
Deferred income	(28,710)	418,275
Net cash used in operating activities	(11,797,992)	(2,044,280)

Cash flows used in investing activities
Acquisition of equipment	(1,322)	(63,270)
Net cash used in investing activities	(1,322)	(63,270)

Cash flows provided by financing activities
Proceeds from exercises of options	800	-
Repayment of promissory notes	-	(911,463)
Proceeds received from restricted government grant	-	174,675
Amounts paid from restricted government grant funds	-	(97,515)
Net cash provided by financing activities	800	(834,303)

Change in cash, cash equivalents, and restricted cash during the period	(11,798,514)	(2,941,853)
Cash, cash equivalents, and restricted cash beginning of period	66,105,189	48,564,082
Cash, cash equivalents, and restricted cash end of period	$54,306,675	$45,622,229

	For the Three Months ended March 31,
	2026	2025

Supplemental Disclosure
Cash paid for interest	$-	$4,894
Supplemental non-cash disclosures
Reallocation of fair value of share options upon exercise	$60,211	$-

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 12, 2024, the Company’s common stock commenced trading on the NASDAQ stock exchange under the symbol “ACOG”. The Company’s common stock traded on the Canadian Securities Exchange (“CSE”) under the symbol “ACOG” from May 1, 2023 to December 17, 2024 on which date they were voluntarily delisted.

NOTE 2 – REVISIONS TO PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL INFORMATION

As previously reported in the Company’s Annual Report on Form 10-K, during the preparation of its consolidated financial statements for the year ended December 31, 2025, the Company identified an error in its previously reported consolidated financial statements for the year ended December 31, 2024 and for each of the quarters ended March 31, June 30, and September 30, 2025. Specifically, certain options denominated in Canadian dollars (the “CAD Options”) were previously classified as equity awards. Upon further evaluation of the terms of the CAD Options and the applicable accounting guidance, the Company determined that because the exercise price of the CAD Options is denominated in a currency that is different than the one in which a substantial portion of the Company’s shares are traded, the CAD Options are considered to be indexed to a factor other than a market, performance, or service condition. Accordingly, the CAD Options should have been accounted for as liability-classified awards measured at fair value beginning with the Company’s US initial public offering in November 2024, with subsequent changes in fair value recognized in earnings each reporting period.

In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, the Company evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was immaterial to each of the 2025 interim financial statements.

However, the Company has corrected the error in the current year comparative condensed consolidated financial statements by adjusting the information, as applicable, as of and for the quarter ended March 31, 2025. A summary of the corrections to the affected financial statement line items in these condensed consolidated financial statements is presented below.

Condensed Consolidated Statement of Operations and Comprehensive Loss

	Three Months Ended March 31, 2025
	As Reported	Adjustment	As Revised
Operating expenses
Research and development	$407,511	$(7,095)	$400,416
General and administrative expenses	5,365,647	(274,375)	5,091,272
Total operating expenses	6,615,086	(281,470)	6,333,616
Net operating loss	(3,686,432)	281,470	(3,404,962)
Total other income (expenses)	1,679,889	-	1,679,889
Net loss and comprehensive loss	$(2,006,543)	$281,470	$(1,725,073)
Net loss per share, basic and diluted	$(0.13)	$0.02	$(0.11)

Condensed Consolidated Statement of Stockholders’ Equity

For the three months ended March 31, 2025:

	Additional Paid in Capital			Accumulated Deficit			Total
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Balance, December 31, 2024	$18,724,092	$(2,216,355)	$16,507,737	$(76,285,038)	$(151,863)	$(76,436,901)	$41,463,045	$(2,368,218)	$39,094,827
Stock-based compensation	$1,355,373	$(224,299)	$1,131,074	$-	$-	$-	$1,355,373	$(224,299)	$1,131,074
Net loss	$-	$-	$-	$(2,006,543)	$281,470	$(1,725,073)	$(2,006,543)	$281,470	$(1,725,073)
Balance, March 31, 2025	$20,079,465	$(2,440,654)	$17,638,811	$(78,291,581)	$129,607	$(78,161,974)	$40,811,875	$(2,311,047)	$38,500,828

Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2025
	As Reported	Adjustment	As Revised
Net loss	$(2,006,543)	$281,470	$(1,725,073)
Cash flow used in operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	$1,355,373	$(281,470)	$1,073,903

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying interim condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and are consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2025.

The interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the audited annual financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2026 and its results of operations, changes in equity, and cash flows for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The information included in this Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Liquidity - The Company does not have sufficient operating revenue to finance its existing obligations and has relied on external financing, such as debt and equity raises, to generate capital to maintain its capacity to meet working capital requirements. The Company has successfully raised funds that exceed the Company’s working capital requirements for the next 12 months from the date of issuance of these condensed consolidated financial statements. The Company expects to continue to rely on debt and the issuance of shares, and possibly other non-dilutive financing options to finance its ongoing operations and plans for continued commercialization of ZUNVEYL. However, there is a risk that additional financing will not be available on a timely basis or on terms acceptable to the Company.

Use of Estimates and Assumptions – The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The Company’s most significant estimates relate to the fair value of its warrant liabilities, CAD Options liability, and stock option grants, and its estimates of the standalone selling prices of certain performance obligations. On an ongoing basis, management evaluates its estimates, to ensure that those estimates effectively reflect changes in the Company’s business and new information as it becomes available. Management bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to forecasted amounts and future events. Actual results could differ materially from these estimates under different assumptions or conditions.

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

As of both March 31, 2026 and December 31, 2025, the Company had 758,300 outstanding stock options with exercises prices denominated in CAD. Because the exercise prices of these options are denominated in a currency that is different than the one in which a substantial portion of the Company’s shares are traded, the CAD Options are considered to be indexed to a factor other than a market, performance, or service condition. As a result, the CAD Options are classified as liabilities and remeasured at fair value each reporting period with the corresponding change in fair value recorded as an increase or decrease in stock-based compensation expense within research and development and selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss

Fair Value Measurements – Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value.

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

The Company’s recurring fair value measurements include those related to warrant liabilities (see Note 7), bonus right liabilities, and CAD Option liabilities (see Note 7), all of which are considered to be Level 3 measurements due to the use of significant unobservable inputs, including expected volatility and expected term. These inputs are inherently uncertain and require significant judgment; accordingly, changes in these assumptions could have a material impact on the fair value measurement. In general, increases (decreases) in the expected volatility assumptions would result in higher (lower) fair value measurements, and increases (decreases) in the expected term assumptions would generally result in higher (lower) fair values.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials	$3,883,683	$3,725,336
Work in progress	1,336,818	725,460
Finished goods	823,213	672,700
Total	$6,043,714	$5,123,496

NOTE 5 – OTHER BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid insurance and other expenses	$3,458,942	$2,123,379
Prepaid FDA user fees	663,320	994,979
Prepaid legal expenses	108,989	1,465
Deferred offering costs	223,096	223,096
Others	173,917	202,532
Prepaid expenses and other current assets	$4,628,264	$3,545,451

Accounts payable and accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
Accounts payable	$1,434,985	$3,067,616
Accrued gross-to-net discounts	1,149,473	993,413
Accrued inventory costs	444,256	450,321
Accrued payroll and bonuses	1,336,660	2,872,403
Other accrued liabilities	944,593	1,593,151
Accounts payable and accrued liabilities	$5,309,967	$8,976,904

NOTE 6 – INTANGIBLE ASSETS

The Company’s intangible assets consist entirely of license of intellectual property. Details related to the amounts of these licenses were as follows:

	March 31, 2026	December 31, 2025
Gross amount	$1,185,633	$1,185,633
Accumulated amortization	(799,597)	(794,210)
Intangible assets, net	$386,036	$391,423

Amortization expense for each of the three months ended March 31, 2026 and 2025 was $5,387.

The following table outlines the estimated future annual amortization expense related to intangible assets as of March 31, 2026:

Year Ending December 31,
2026	$16,160
2027	21,546
2028	21,546
2029	21,546
2030	21,546
Thereafter	283,692
Total	$386,036

NOTE 7 – STOCKHOLDERS’ EQUITY

Summary of Outstanding Warrants

The following table summarizes warrant activity during the three months ended March 31, 2026:

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2026	4,443,446	$5.84
Issued	-	-
Exercised	-	-
Expired	-	-
Balance, March 31, 2026	4,443,446	$5.83

A summary of all warrants outstanding and exercisable as of March 31, 2026 is as follows:

Warrants	Shares Exercisable	Exercise Price	Expiry Date
Equity-classified warrants:
Private placements	2,232,412	$7.08 – 7.75	August 2026 to March 2028
Prefunded warrants	948,484	$0.001	N/A
Liability-classified warrants:
CAD Warrants	86,200	$7.11 (CAD$9.75)	February 16, 2028
CAD Warrants	15,810	$7.11 (CAD$9.75)	March 15, 2028
Initial Debenture Warrants	430,805	$7.19	September 24, 2029
Additional Debenture Warrants	215,421	$7.19	November 13, 2029
IPO Agent Warrants	514,314	$7.18	November 8, 2029
	4,443,446

CAD Warrants Liability

On August 31, 2023, the Company’s functional currency changed to the USD from the CAD; as such, the Company recorded a derivative liability on the warrants outstanding with CAD exercises prices (the “CAD Warrants”). This derivative liability is being remeasured to fair value at each reporting period and on the settlement date.

As of March 31, 2026 and December 31, 2025, the fair value of the CAD Warrants derivative liability was $218,986 and $326,198, respectively. During the three months ended March 31, 2026 and 2025, the Company recorded a $107,212 gain and a $87,695 gain, respectively, from the change in the fair value of the CAD Warrants.

The following weighted average assumptions were used in the Black-Scholes option-pricing model to measure the fair value of the CAD Warrants:

	March 31, 2026	December 31, 2025
Risk-free interest rate	3.79%	3.51%
Dividend yield	-	-
Expected life (in years)	1.89	2.14
Volatility	84%	91%
Weighted average fair value per warrant	$2.15	$3.20

Debentures Warrants Liability

In September 2024, the Company entered into agreements with various third party lenders for the issuance of convertible debentures (“Debentures”) and warrants to purchase 430,805 shares of the Company’s common stock at an exercise price of $10.55 per share until September 24, 2029 (“Initial Debenture Warrants”). The Debentures were converted into Common Stock in connection with the Company’s November 2024 initial public offering, at which time the Company was also required to issue the “Additional Debenture Warrants” with identical terms as the Initial Debenture Warrants.

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

At March 31, 2026 and December 31, 2025, the fair value of the Initial and Additional Debenture Warrants liabilities totaled $1,880,348 and $2,419,456, respectively. During the three months ended March 31, 2026 and 2025, the Company recognized a $539,108 gain and a $523,491 gain, respectively, from the change in fair value of the Initial and Additional Debenture Warrants liabilities.

The following weighted average assumptions were used in a binomial lattice model to remeasure the fair value of the Initial and Additional Debenture Warrants:

	March 31, 2026	December 31, 2025
Risk-free interest rate	3.56%	3.56%
Dividend yield	-	-
Expected life (in years)	3.53	3.78
Volatility	87%	87%
Weighted average fair value per warrant	$2.91	$3.74

IPO Agent Warrants

Upon completion of its November 2024 initial public offering, the Company issued warrants exercisable into 642,892 shares of common stock to agents of the IPO (the “IPO Agent Warrants”). The IPO Agent Warrant have an exercise price of $7.18 per share and a term of five years.

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

At March 31, 2026 and December 31, 2025, the estimated fair value of outstanding IPO Agent Warrants was $1,588,431 and $2,044,681, respectively. During the three months ended March 31, 2026 and 2025, the Company recognized a $456,250 gain and a $536,696 gain, respectively, from the change in fair value of the IPO Agent Warrants liability.

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the revaluations of the IPO Agent Warrants:

	March 31, 2026	December 31, 2025
Risk-free interest rate	3.81%	3.64%
Dividend yield	-	-
Expected life (in years)	3.61	3.86
Volatility	87%	86%
Weighted average fair value per warrant	$3.09	$3.97

Stock Options

Performance Share Units

On January 9, 2026, the Company granted performance share units (“PSUs”) to its Chief Executive Officer. The PSUs represent a right to receive shares of the Company’s common stock upon vesting, subject to the satisfaction of both a service condition and a stock price-based market condition over a two-year “Performance Period” that began on the grant date.

The PSUs vest, if at all, at the end of the Performance Period, contingent upon the participant’s continued service through the last day of the Performance Period and the achievement of specified stock price thresholds of between $12 and $28 per share for at least 20 trading days within any rolling 30 - consecutive-trading-day period during the Performance Period. Ultimately, the number of PSUs earned will range from 38,110 shares if the $12 per share threshold is met and could be as much as 152,440 shares if the $28 per share threshold is met. If the minimum threshold of $12 per share is not achieved during the Performance Period, no PSUs will vest and the award will be forfeited.

The Company estimated the grant-date fair value of the PSUs to be $550,308 using a Monte Carlo simulation that included the following key assumptions:

Risk-free interest rate	3.48%
Dividend yield	-
Expected term (in years)	2.00
Volatility	88%

The grant date fair value of the PSUs is being recognized as stock-based compensation expense on a straight-line basis over the two-year Performance Period, regardless of when, or if, the market condition is satisfied.

Equity-Classified Awards with Service-Based Vesting

The following table summarizes activity for equity-classified common stock options with service-based vesting conditions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balance, December 31, 2025	1,259,960	$5.93	9.12	$817,366
Granted	458,552	6.52
Exercised	-	-		-
Cancelled	(7,002)	5.66
Balance, March 31, 2026	1,711,510	$6.09	9.12	$44,040
Options exercisable, March 31, 2026	557,190	$5.89	8.75	$13,617

(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s Common Stock. The calculation excludes options with an exercise price higher than the closing price of the Company’s Common Stock on the reporting date.

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the valuation of equity-classified Common Stock options issued during the quarter ended March 31, 2026 and the year ended December 31, 2025:

	March 31, 2026	December 31, 2025
Risk-free interest rate	3.82%	4.16%
Expected life (in years)	5.88	5.77
Volatility	95%	95%
Weighted average grant-date fair value per option	$5.05	$4.51

During the three months ended March 31, 2026, the Company granted 509,715 restricted stock units (“RSUs”) to employees, non-employees, and directors. The RSUs had a grant-date fair value of $6.56 per unit, for a total grant-date fair value of $3,343,730. RSUs granted to employees and non-employees generally vest over three years, with one-third vesting on each anniversary of the grant date, subject to continued service. RSUs granted to directors vest on the first anniversary of the grant date, subject to continued service. Compensation expense related to RSUs is recognized on an accelerated basis over the requisite service period. Stock-based compensation expense related to RSUs for the three months ended March 31, 2026 was $478,739.

Liability-Classified CAD Options

The following table summarizes activity for liability-classified CAD Options with service-based vesting conditions:

	Number of Options	Weighted Average Exercise Price (in USD)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balance, December 31, 2025	758,300	$4.77	7.12	$1,456,902
Granted	-	-
Exercised	-	-		-
Cancelled	-	-
Balance, March 31, 2026	758,300	$4.69	6.87	$810,904
Options exercisable, March 31, 2026	690,635	$4.44	6.70	$810,904

(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s Common Stock. The calculation excludes options with an exercise price higher than the closing price of the Company’s stock on the reporting date.

The following weighted average assumptions were used in the Black-Scholes option-pricing model to remeasure the fair value of liability-classified CAD Options during the three months ended March 31, 2026 and the year ended December 31, 2025:

	March 31, 2026	December 31, 2025
Risk-free interest rate	3.77%	3.52%
Expected life (in years)	3.37	3.30
Volatility	89.33%	90.26%
Weighted average fair value per option	$3.55	$4.39

The following table presents the changes in the CAD Options liability for the three months ended March 31, 2026:

Fair value of CAD Option liability at December 31, 2025	$3,174,662
Stock-based compensation expense for the three months ended March 31, 2026	(578,018)
Fair value of CAD Option liability at March 31, 2026	$2,596,644

ACI Canada Legacy Performance Options

The following table summarizes ACI Canada legacy performance option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balance, December 31, 2025	265,642	$0.22	2.48	$1,668,363
Granted	-	-
Exercised	(32,000)	0.03		174,880
Cancelled	(4,000)	0.03
Balance, March 31, 2026	229,642	$0.25	2.61	$1,203,324
Options exercisable, March 31, 2026	222,362	$0.25	2.59	$1,165,177

(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common share. The calculation excludes options with an exercise price higher than the closing price of the Company’s shares on the reporting date.

NOTE 8 – FOREIGN CURRENCY CONTRACTS

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

At March 31, 2026 foreign currency forward contracts to purchase EUR 341,051 remained outstanding. These contracts will settle at various dates between May 2026 and August 2026. The fair value of the foreign currency forward contracts was immaterial at March 31, 2026.

At March 31, 2026 foreign currency collar contracts with a notional amount of EUR 2,541,529 remained outstanding. These contracts will settle at various dates between November 2026 and November 2027. The fair value of the foreign currency collar contracts was immaterial at March 31, 2026.

NOTE 9 – NET LOSS PER SHARE

Net loss per common stock has been computed on the basis of the weighted-average number of common stock outstanding during the three months ended March 31, 2026 and 2025. Diluted loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. We apply the treasury stock method in the calculation of diluted loss per share.

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

The following table reconciles net loss and the weighted average shares outstanding for the basic calculation to the net loss and the weighted average shares outstanding for the diluted calculation for the three months ended:

	March 31, 2026	March 31, 2025
Numerator, diluted:
Net loss	$(6,478,018)	$(1,725,073)
Adjustment for gain in fair value of CAD option liabilities	(555,594)	-
Adjusted numerator, diluted	$(7,033,612)	$(1,725,073)

Denominator, diluted:
Weighted average common stock outstanding	21,762,060	16,019,787
Dilutive effect of CAD options	164,041	-
Weighted average dilutive common stock	21,926,101	16,019,787

Net loss per share, diluted	$(0.32)	$(0.11)

The following potentially dilutive common shares related to outstanding securities for the three months ended March 31, 2026 and 2025 were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the year:

	March 31, 2026	March 31, 2025
Warrants	3,494,962	3,635,962
Common Stock options	1,827,510	2,054,121
ACI Canada legacy performance options	229,642	265,642
Total anti-dilutive features	5,552,114	5,955,725

NOTE 10 – SEGMENT INFORMATION

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

The following table summarizes the segment’s financial information including the Company’s significant segment expenses for the three months ended:

	March 31, 2026	March 31, 2025

Revenue
Product, net	$3,503,821	$346,929
Licensing	29,977	2,581,725
Total revenue	3,533,798	2,928,654

Operating Expenses
Cost of product sales, excluding amortization of intangible asset	248,853	26,541
Cost of licensing revenue	22,923	810,000
Amortization of intangible asset	5,387	5,387
Research and development:
Employee costs	200,300	84,139
Grant expenses	-	71,095
Stock-based compensation	107,624	25,984
Other	788,381	219,198
Total research and development	1,096,305	400,416
Selling, general and administrative expenses:
Commercial manufacturing	173,516	-
Commercial operations	590,321	307,313
Depreciation	24,383	1,895
Employee costs	5,618,725	2,253,539
Sales and marketing	825,047	228,086
Stock-based compensation	717,906	1,047,919
General and administrative	2,306,659	1,252,520
Total selling, general and administrative expenses	$10,256,557	5,091,272
Total operating expenses	11,630,025	6,333,616

Loss from operations	$(8,096,227)	$(3,404,962)

Revenues from customers are attributed to individual countries based on the location of the Company’s customer, which is generally determined by the customer’s bill-to address. The following table presents revenues from customers by geographic area for the three months ended March 31:

	March 31, 2026	March 31, 2025
United States	$3,503,821	$346,929
China	29,977	2,581,725
Total revenue	$3,533,798	$2,928,654

All of the Company’s long-lived, tangible assets are located in the United States.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events, through the date these unaudited condensed consolidated financial statements were filed, for events that should be recorded or disclosed in the financial statements as of March 31, 2026. Other than those noted below, the Company concluded that no other events have occurred that would require recognition or disclosure.

Royalty Settlement Agreement

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company had previously entered into the Memogain Technology License Agreement (“License Agreement”) with NLS for the exclusive right and license to further develop and exploit the Memogain Technology (“ALPHA-1062 Technology”). The License Agreement expires in 2042 – the date the last patent obtained related to the ALPHA-1062 Technology expires. Under the License Agreement, the Company assumed NLS’s obligations to pay royalties to Galantos Pharma GmbH (“Galantos”).

Total cumulative payments to Galantos were subject to a maximum amount of EUR 10 million that would increase to a maximum of EUR 15 million subject to certain provisions involving sub-licensing the ALPHA-1062 Technology and the Company receiving an upfront out-licensing payment of no less than EUR 8,000,000.

On April 10, 2026, the Company and Galantos entered into a Settlement Agreement and Mutual Release (the “Royalty Settlement Agreement”) under which the Company made a one-time payment of $6,148,318 to settle all current and future royalty obligations that would have been due to Galantos under the original License Agreement.

CAD Options to USD Exercise Price

On April 30, 2026, the Company’s Compensation Committee of the Board of Directors approved the conversion of the applicable denomination of all outstanding CAD Options from CAD to USD. To prevent any material change in the rights of the holders of CAD Options or a change in the intrinsic value of the CAD Options, the Compensation Committee effected the conversion using the CAD to USD conversion rate provided by the Bank of Canada on the grant date of each CAD Option As a result, beginning on April 30, 2026, all CAD Options became exercisable into shares of the Company’s common stock at the USD exercise price equal to each option’s original CAD exercise price multiplied by the CAD-to-USD conversion rate on the date of grant of the CAD Option. Except for the conversion of the exercise prices from CAD to USD, all other terms and conditions of the CAD Options remain unchanged.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as previously filed with the Commission. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Special Note Regarding Forward-Looking Statements.”

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

The Company launched ZUNVEYL on March 19, 2025, and targets the largest volume nursing homes specializing in Alzheimer’s disease, leveraging an account-based sales team with demonstrated success in LTC, positioning ZUNVEYL with Medicare payors, and developing strategic and clinical partnerships with consultant pharmacists and long-term care pharmacies. Alpha Cognition has set the Wholesale Acquisition Cost (WAC) for its therapeutic product at $869.36 per month. This pricing reflects the company’s commitment to balancing patient access with the value of innovative healthcare solutions. By establishing a competitive WAC price, Alpha Cognition aims to enhance affordability and ensure patients can benefit from our advanced treatment options. Patients’ out-of-pocket cost for treatment with ZUNVEYL will depend on their length of treatment and their insurance. The Company has three additional pre-clinical development programs: (1) ZUNVEYL in combination with memantine for the treatment of moderate-to-severe Alzheimer’s disease,(2) ALPHA-1062  sublingual oral tablet (“ALPHA-1062IN”) formulation for treatment of mild-moderate Alzheimer’s disease and for the treatment of cognitive impairment with mild traumatic brain injury (mTBI; otherwise known as concussion) and (3) ALPHA-0602, ALPHA-0702 & ALPHA-0802, also referred to as ‘Progranulin’ and ‘Progranulin GEM’s’, for the treatment of neurodegenerative diseases including amyotrophic lateral sclerosis, otherwise known as ALS or Lou Gehrig’s disease and spinal muscular atrophy (SMA).

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

Operations

As of March 31, 2026, the Company had an accumulated deficit of $103,584,793 which has been primarily financed by equity. The Company had $54,248,275 in cash and cash equivalents and $5,425,117 in current liabilities (of which $44,464 is payable from the Company’s available restricted cash balance) as of March 31, 2026. The Company’s continuing operations, as intended, are highly dependent upon its ability to obtain additional funding and eventually positive generate cash flows. Management is of the opinion that it does have sufficient working capital to fully meet the Company’s liabilities and commitments as outlined and planned in the following discussion. Management is of the opinion it will need to raise additional capital to cover upcoming planned Research and Development (“R&D”), continued commercialization of ZUNVEYL and operating costs. Possible sources of such capital may come from our “at the market” facility and future private placements, and public offerings of the Company’s Common Stock and funds received from the exercise of warrants and stock options. Additionally, the Company will also consider funding that may arise through partnership activities, including royalties, and debt. There is a risk that additional financing will not be available on a timely basis, on terms acceptable, or at all to the Company.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

	For the Three Months Ended March 31,		Dollar	Percentage
	2026	2025	Change	Change

Revenue
Product sales, net	$3,503,821	$346,929	$3,156,892	910%
Licensing revenue	29,977	2,581,725	(2,551,748)	(99)
Total revenue	3,533,798	2,928,654	605,144	21

Operating Expenses
Cost of product sales, excluding amortization of intangible asset	248,853	26,541	222,312	838
Cost of licensing revenue	22,923	810,000	(787,077)	(97)
Amortization of intangible assets	5,387	5,387	-	-
Research and development	1,096,305	400,416	695,889	174
Selling, general and administrative expenses	10,256,557	5,091,272	5,165,285	101
Total operating expenses	11,630,025	6,333,616	5,296,409	84

Loss from operations	(8,096,227)	(3,404,962)	(4,691,265)	138

Other income (expense)
Interest income	506,056	461,869	44,187	10
Grant income	-	71,095	(71,095)	(100)
Gain (loss) from change in fair value of warrant liabilities	1,124,072	1,147,882	(23,810)	(2)
Loss on debt modification	-	(957)	957	(100)
Other expenses	(11,919)	-	(11,919)	100
Total other income (expense)	1,618,209	1,679,889	(61,680)	(4)

Net loss and comprehensive loss	$(6,478,018)	(1,725,073)	(4,752,945)	276

Revenue

Comparison of Revenue for the Three Months Ended March 31, 2026 and 2025

Revenue increased by $605,144, or 21%, from $2,928,654 for the three months ended March 31, 2025 to $3,533,798 for the three months ended March 31, 2026. The increase is due to increased commercial sales of ZUNVEYL, offset by a $2,551,748 decline in licensing revenue. The Company expects that revenue from commercial sales of ZUNVEYL will continue to grow over the year as the Company expands its sale force and implements its sale strategy. Licensing revenue recognized during the three months ended March 31, 2025 primarily related to the one-time transfer of intellectual property to CMSI.

Cost of Product Sales and Cost of Licensing Revenue

Comparison of Cost of Sales and Cost of Licensing Revenue for the Three Months Ended March 31, 2026 and 2025

Cost of product sales increased by $222,312, or 838%, from $26,541 for the three months ended March 31, 2025 to $248,853 for the three months ended March 31, 2026. The increase is due to expansion of commercial sales of ZUNVEYL. The Company expects that cost of product sales will continue to increase over the year in relation to expected increased sales of ZUNVEYL as the Company expands its sales of ZUNVEYL, however the Company does expect to realize some cost savings to scale as ZUNVEYL production and distribution in streamlined and potential cost saving measures in sales strategy is realized in the coming year.

Cost of licensing revenue decreased by $787,077, or 97%, from $810,000 for the three months ended March 31, 2025 to $22,923 for the three months ended March 31, 2026. The decrease is from a reduction of royalty payments and pass-through-costs, such as consulting fees and active pharmaceutical ingredients, that were allocated to activities supporting the CMSI agreement. The Company expects that cost of licensing revenue will continue to decrease over the year until the requirements of the CMSI agreement have been fulfilled.

Research and Development Expenses

Comparison of Research and Development for the Three Months Ended March 31, 2026 and 2025

Research and development expenses increased by $695,889, or 174%, from $400,416 for the three months ended March 31, 2025, to $1,096,305 for the three months ended March 31, 2026. The net change is due to increase in time allocated in employee and management costs for the development of the dissolvable tablet and clinical study.

Selling, General and Administrative Expenses

Comparison of Selling, General and Administrative Expenses for the Three Months Ended March 31, 2026 and 2025

Selling, general and administrative expenses increased by $5,165,285 or 101%, from $5,091,272 for the three months ended March 31, 2025, to $10,256,557, for the three months ended March 31, 2026. In support of the Company’s expansion in commercial operations and launch of ZUNVEYL, there has been an increase of $3.3 million in management fees and salaries and employee costs, an increase of $822,074 in marketing and commercial operations, an increase in regulatory costs of approximately $350,000, and an increase of $384,000 in other general and administrative expenses.

Interest Income

Interest income consists of interest earned on the Company’s cash and cash equivalents.

Interest income had a net change of $44,187 or 10% from interest income of $506,056 for the three months ended March 31, 2026, to interest income, net of $461,869 for the year ended March 31, 2025.

Change in Fair Value of Warrant Liabilities

During the three months ended March 31, 2026, the change in the fair value of the Company’s warrant liabilities resulted in a gain of $1,124,072 compared to a gain of $1,147,882 during the three months ended March 31, 2025. For both periods, the change in fair value primarily resulted from changes in the Company’s stock price during the respective quarter.

The Company uses various valuation models to estimate the fair value of its warrant liabilities. These models require the input of subjective assumptions including the expected term of the warrants and the expected volatility of the Company’s stock price during this term. Changes in the input assumptions can materially affect the fair value estimate and the Company’s net loss and liabilities.

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

Until such time, as we can generate substantial product revenue, we expect to finance our operations other capital sources, including current or potential future collaborations, licenses, royalties and other similar arrangements. We do not know what the terms of these future financings will be and whether they will be acceptable to the us or not and, therefore, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent we raise additional capital, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions, engaging in acquisitions, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments or declaring dividends. If we raise additional funds through collaborations or license agreements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, or even cease operations.

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

On October 17, 2025, the underwriter of the Company’s public offering exercised its over-allotment option in full to purchase an additional 840,000 of Common Stock at the public offering price of $6.25 per share for additional gross proceeds of approximately $5.25 million and underwriting fees of $341,250.

The following table includes our cash flow data for the periods indicated:

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2026, and 2025:

	For the Three Months Ended March 31,		Dollar	Percentage
	2026	2025	Change	Change
Consolidated Statement of Cash Flows Data
Cash used in operating activities	$(11,797,992)	$(2,044,280)	$(9,753,712)	477%
Cash used in investing activities	$(1,322)	$(63,270)	$61,948	(98)%
Net cash provided by financing activities	$800	$(834,303)	$835,103	(100)%

Cash used in operating activities

Cash used in operating activities increased by $9,753,712 to $11,797,992 for the three months ended March 31, 2026, from $2,044,280 for the comparative period. The increase is related to higher employee costs of approximately $3.4 million, and commercial, marketing and other general and administrative costs increased by approximately $1.5 million.

Cash used in investing activities

Cash used in investing activities decreased by $61,948 to $1,322 for the three months ended March 31, 2026 from $63,270 compared to the comparative period. During the three months ended March 31, 2025, investing activities consisted of acquiring computer equipment and software.

Cash provided by/(used in) financing activities

Cash used in financing activities for the three months ended March 31, 2026, decreased by $835,103 compared to the comparative period. During the three months ended March 31, 2025, financing activities primarily consisted, principal repayment of the promissory note of $911,463 and receiving $174,675 in government grant proceeds offset by $97,515 of related grant expenses. During the three months ended March 31, 2025, financing activities was proceeds of $800 from the exercise of performance legacy options.

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

See “Note 16 – Commitments and Contingencies” from the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our contractual obligations and long-term commitments.

Contingencies

The Company did not have any contingencies as of March 31, 2026, or the date of this report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended March 31, 2026, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management determined that disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting, as described below, which required us to correct certain accounting items in our audited financial statements.

Changes in Internal Control over Financial Reporting

Management has identified a material weakness in internal control over financial reporting in connection with the review of our condensed consolidated financial statements for the three months ended March 31, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified is a result of a lack of adequate procedures to appropriately account for accounting transactions, including warrants and stock option liabilities, certain deferred tax disclosures, and a lack of segregation of duties due to the size of the finance and accounting team.

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

During the three months ended March 31, 2026, the Company implemented enhanced month-end review procedures as part of its ongoing efforts to strengthen internal control over financial reporting. These enhancements include additional management review controls over account reconciliations, variance analyses, and journal entry approvals at month-end. This will improve the timeliness and accuracy of financial information and to ensure that potential errors are identified and addressed promptly.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

None.

Repurchase of Equity Securities

During the three months ended March 31, 2026, the Company did not repurchase any of its equity securities.

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

Consistent with the Company’s described use of proceeds in its registration statement, to date the Company has spent approximately $22.40 million of its net proceeds to begin our efforts toward our commercialization and launch of ZUNVEYL formerly known as ALPHA-1062 in Alzheimer’s disease; approximately $0.29 million for R&D on pipeline product candidates, approximately $4.13 million for continued commercial CMC activities (chemistry, manufacturing, and controls); approximately $0.91 million on repayment of outstanding loan and approximately $11.50 million for working capital and general corporate purposes. As of March 31, 2026 the Company has approximately $6.92 million of the net proceeds remaining in the bank.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) During the quarter ended March 31, 2026, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Notice of Articles, previously filed as Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on June 14, 2024 and incorporated herein by reference (File No. 333-280196)
3.2	Articles, previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on October 3, 2024 and incorporated herein by reference (File No. 333-280196)
4.1	Specimen common share certificate, previously filed as Exhibit 4.1 to the Company’s Form S-1 filed with the SEC on June 14, 2024 and incorporated herein by reference (File No. 333-280196)
4.2	Escrow Agreement by and between the Company, Computershare Investor Services Inc. and certain stockholders of the Company dated March 18, 2021, previously filed as Exhibit 4.2 to the Company’s Form S-1 filed with the SEC on June 14, 2024 and incorporated herein by reference (File No. 333-280196)
4.3	Form of Warrant issued September 24, 2024, previously filed as Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on September 25, 2024 and incorporated herein by reference (File No. 333-280196)
4.4	Form of Convertible Note issued September 24, 2024, previously filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on September 25, 2024 and incorporated herein by reference (File No. 333-280196)
4.5	Form of Pre-Funded Warrant, previously filed as Exhibit 4.5 to the Company’s Form S-1/A filed with the SEC on October 25, 2024 and incorporated herein by reference (File No. 333-280196)
4.6	Form of Underwriters Warrant, previously filed as Exhibit 4.6 to the Company’s Form S-1/A filed with the SEC on October 25, 2024 and incorporated herein by reference (File No. 333-280196)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2026 and 2025, (ii) Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA COGNITION INC. (Registrant)

Dated: May 14, 2026	By:	/s/ Michael McFadden
Michael McFadden,
Chief Executive Officer