Form 10-Q
period 2026-06-30
Alpha Cognition Inc.
filed 2026-08-13
CIK 1655923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 21,777,868 common shares, without par value, outstanding as of August 13, 2026.

ALPHA COGNITION INC.

FORM 10-Q

For the Quarter Ended June 30, 2026

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALPHA COGNITION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$41,384,287	$66,046,789
Restricted cash	58,400	58,400
Accounts receivable, net	5,474,956	4,236,136
Inventory	6,394,817	5,123,496
Prepaid expenses and other current assets	4,614,222	3,545,451
Total current assets	57,926,682	79,010,272
Equipment, net	374,692	328,540
Intangible assets, net	6,218,509	391,423
Total assets	$64,519,883	$79,730,235

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$6,237,986	$8,976,904
Current deferred income	103,192	153,171
Other current liabilities	71,540	-
Total current liabilities	6,412,718	9,130,075
Deferred income	30,170	35,944
Option liability	-	3,174,662
Warrant liabilities	5,080,530	4,812,198
Other long-term liabilities	34,716	47,181
Total liabilities	11,558,134	17,200,060

Stockholders’ equity
Common stock, no par value, unlimited shares authorized, 21,774,104 and 21,742,104 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	133,952,684	133,891,673
Class B preferred stock, no par value, unlimited shares authorized, 316,655 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	62	62
Additional paid-in capital	31,487,837	25,849,516
Accumulated other comprehensive loss	(104,301)	(104,301)
Accumulated deficit	(112,374,533)	(97,106,775)
Total stockholders’ equity	52,961,749	62,530,175
Total liabilities and stockholders’ equity	$64,519,883	$79,730,235

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Revenue
Product, net	$6,041,506	$1,576,411	$9,545,327	$1,923,340
Licensing	51,468	81,276	81,445	2,663,001
Total revenue	6,092,974	1,657,687	9,626,772	4,586,341

Cost of Revenues
Cost of product sales, excluding amortization of intangible assets	277,466	105,354	526,319	131,895
Cost of licensing revenue	39,362	93,118	62,285	903,118
Amortization of intangible assets	74,229	5,386	79,616	10,773
Total cost of revenues	391,057	203,858	668,220	1,045,786

Gross Profit	5,701,917	1,453,829	8,958,552	3,540,555

Operating Expenses
Research and development	2,008,870	406,140	3,105,175	806,556
Selling, general and administrative expenses	11,449,054	9,494,966	21,705,611	14,586,238
Total operating expenses	13,457,924	9,901,106	24,810,786	15,392,794

Loss from operations	(7,756,007)	(8,447,277)	(15,852,234)	(11,852,239)

Other income (expenses)
Interest income, net	380,735	425,670	886,791	887,539
Grant income	-	-	-	71,095
Loss on change in fair value of warrant liabilities	(1,414,267)	(5,172,091)	(290,195)	(4,024,209)
Loss on foreign currency contracts	(42,251)	-	(42,251)	-
Other income (expenses)	42,050	(5,530)	30,131	(6,487)
Total other income (expenses)	(1,033,733)	(4,751,951)	584,476	(3,072,062)

Net loss and comprehensive loss	(8,789,740)	(13,199,228)	(15,267,758)	(14,924,301)

Weighted average shares outstanding, basic	21,774,104	16,020,702	21,768,115	16,020,015

Net loss per share, basic	$(0.40)	$(0.82)	$(0.70)	$(0.93)

Adjusted net loss, diluted	$(8,789,740)	$(13,199,228)	$(15,629,682)	$(14,924,301)

Weighted average outstanding stock, diluted	21,774,104	16,020,702	21,879,362	16,020,015

Net loss per share, diluted	$(0.40)	$(0.82)	$(0.71)	$(0.93)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the three months ended June 30, 2026:

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, March 31, 2026	21,774,104	$133,952,684	316,655	$62	$27,192,853	$(104,301)	$(103,584,793)	$57,456,505
Reclassification of CAD options	-	-	-	-	2,843,204	-	-	2,843,204
Stock-based compensation	-	-	-	-	1,451,780	-	-	1,451,780
Net loss	-	-	-	-	-	-	(8,789,740)	(8,789,740)
Balance, June 30, 2026	21,774,104	$133,952,684	316,655	$62	$31,487,837	$(104,301)	$(112,374,533)	$52,961,749

For the three months ended June 30, 2025:

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, March 31, 2025	16,019,787	$99,128,230	316,655	$62	$17,638,811	$(104,301)	$(78,161,973)	$38,500,829
Warrants exercised	3,332	25,823	-	-	-	-	-	25,823
Stock-based compensation	-	-	-	-	1,388,384	-	-	1,388,384
Net loss	-	-	-	-	-	-	(13,199,228)	(13,199,228)
Balance, June 30, 2025	16,023,119	$99,154,053	316,655	$62	$19,027,195	$(104,301)	$(91,361,201)	$26,715,808

ALPHA COGNITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the six months ended June 30, 2026

						Accumulated
					Additional	Other
	Common Shares		Preferred Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, December 31, 2025	21,742,104	$133,891,673	316,655	$62	$25,849,516	$(104,301)	$(97,106,775)	$62,530,175
Options exercised	32,000	61,011	-	-	(60,211)	-	-	800
Reclassification of CAD options	-	-	-	-	2,843,204	-	-	2,843,204
Share-based compensation	-	-	-	-	2,855,328	-	-	2,855,328
Net loss	-	-	-	-	-	-	(15,267,758)	(15,267,758)
Balance, June 30, 2026	21,774,104	$133,952,684	316,655	$62	$31,487,837	$(104,301)	$(112,374,533)	$52,961,749

For the six months ended June 30, 2025

						Accumulated
					Additional	Other
	Common Shares		Preferred Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, December 31, 2024	16,019,787	$99,128,230	316,655	$62	$16,507,736	$(104,301)	$(76,436,900)	$39,094,827
Warrants exercised	3,332	25,823	-	-	-	-	-	25,823
Share-based compensation	-	-	-	-	2,519,459	-	-	2,519,459
Net loss	-	-	-	-	-	-	(14,924,301)	(14,924,301)
Balance, June 30, 2025	16,023,119	$99,154,053	316,655	$62	$19,027,195	$(104,301)	$(91,361,201)	$26,715,808

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025

Cash flows used in operating activities
Net loss	$(15,267,758)	$(14,924,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133,356	18,896
Accrued expenditures for government grant	-	63,051
Change in fair value of warrant liabilities	290,195	4,024,209
Change in fair value of bonus rights liability	(21,799)	85,068
Change in fair value for foreign currency contracts	42,251	-
Loss on disposal of equipment	-	18,000
Stock-based compensation – equity-classified options	2,855,328	2,519,458
Stock-based compensation – liability-classified CAD options	(331,458)	2,812,291
Changes in non-cash operating working capital items:
Accounts receivable, net	(1,238,820)	(1,813,696)
Inventories	(1,271,321)	(260,719)
Prepaid expenses and other current assets	(1,068,771)	(1,457,016)
Accounts payable and accrued liabilities	(2,722,158)	368,533
Deferred income	(55,753)	362,450
Net cash used in operating activities	(18,656,708)	(8,183,776)

Cash flows used in investing activities
Acquisition of equipment	(99,892)	(71,585)
Acquisition of intangible asset	(5,906,702)	-
Net cash used in investing activities	(6,006,594)	(71,585)

Cash flows provided by financing activities
Proceeds from exercises of options	800	-
Proceeds from exercises of warrants	-	25,823
Repayment of promissory notes	-	(911,463)
Proceeds received from restricted government grant	-	174,675
Amounts paid from restricted government grant funds	-	(134,146)
Net cash provided by financing activities	800	(845,111)

Change in cash, cash equivalents, and restricted cash during the period	(24,662,502)	(9,100,472)
Cash, cash equivalents, and restricted cash beginning of period	66,105,189	48,564,082
Cash, cash equivalents, and restricted cash end of period	$41,442,687	$39,463,610

	For the Six Months Ended June 30,
	2026	2025

Supplemental Disclosure
Cash paid for interest	$-	$4,894
Supplemental non-cash disclosures
Reallocation of fair value of share options upon exercise	$60,211	$-
Reclassification of CAD option liability to equity	$2,843,204	$-

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

NOTE 2 – REVISIONS TO PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL INFORMATION

As previously reported in the Company’s Annual Report on Form 10-K, during the preparation of its consolidated financial statements for the year ended December 31, 2025, the Company identified an error in its previously reported consolidated financial statements for the year ended December 31, 2024 and for each of the quarters ended March 31, June 30, and September 30, 2025. Specifically, certain options denominated in Canadian dollars (the “CAD Options”) were previously classified as equity awards. Upon further evaluation of the terms of the CAD Options and the applicable accounting guidance, the Company determined that because the exercise price of the CAD Options is denominated in a currency that is different than the one in which a substantial portion of the Company’s shares are traded, the CAD Options were considered to be indexed to a factor other than a market, performance, or service condition. Accordingly, the CAD Options should have been accounted for as liability-classified awards measured at fair value beginning with the Company’s US initial public offering in November 2024, with subsequent changes in fair value recognized in earnings each reporting period.

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

However, the Company has corrected the error in the current year comparative condensed consolidated financial statements by adjusting the information, as applicable, as of and for the quarter and six months ended June 30, 2025. A summary of the corrections to the affected financial statement line items in these condensed consolidated financial statements is presented below.

Condensed Consolidated Statement of Operations and Comprehensive Loss

	Three Months Ended June 30, 2025
	As Reported	Adjustment	As Revised
Operating expenses
Research and development	$317,120	$89,020	$406,140
General and administrative expenses	6,873,710	2,621,256	9,494,966
Total operating expenses	7,190,830	2,710,276	9,901,106
Net operating loss	(5,737,001)	(2,710,276)	(8,447,277)
Total other income (expenses)	(4,751,951)	-	(4,751,951
Net loss and comprehensive loss	$(10,488,952)	$(2,710,276)	$(13,199,228)
Net loss per share, basic and diluted	$(0.65)	$(0.17)	$(0.82)

	Six Months Ended June 30, 2025
	As Reported	Adjustment	As Revised
Operating expenses
Research and development	$724,631	$81,925	$806,556
General and administrative expenses	12,239,357	2,346,881	14,586,238
Total operating expenses	12,963,988	2,428,806	15,392,794
Net operating loss	(9,423,433)	(2,428,806)	(11,852,239)
Total other income (expenses)	(3,072,062)		(3,072,062
Net loss and comprehensive loss	$(12,495,495)	$(2,428,806)	$(14,924,301)
Net loss per share, basic and diluted	$(0.78)	$(0.15)	$(0.93)

Condensed Consolidated Statement of Stockholders’ Equity

For the three months ended June 30, 2025:

	Additional Paid in Capital			Accumulated Deficit			Total
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Balance, March 31, 2025	$20,079,465	$(2,440,654)	$17,638,811	$(78,291,581)	$129,608	$(78,161,973)	$40,811,875	$(2,311,046)	$38,500,829
Stock-based compensation	$1,547,570	$(159,186)	$1,388,384	$-	$-	$-	$1,547,570	$(159,186)	$1,388,384
Net loss	$-	$-	$-	$(10,488,952)	$(2,710,276)	$(13,199,228)	$(10,488,952)	$(2,710,276)	$(13,199,228)
Balance, June 30, 2025	$21,627,035	$(2,599,840)	$19,027,195	$(88,780,533)	$(2,580,668)	$(91,361,201)	$31,896,316	$(5,180,508)	$26,715,808

For the six months ended June 30, 2025

	Additional Paid in Capital			Accumulated Deficit			Total
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Balance, December 31, 2024	$18,724,092	$(2,216,356)	$16,507,736	$(76,285,038)	$(151,862)	$(76,436,900)	$41,463,045	$(2,368,218)	$39,094,827
Stock-based compensation	$2,902,943	$(383,484)	$2,519,459	$-	$-	$-	$2,902,943	$(383,484)	$2,519,459
Net loss	$-	$-	$-	$(12,495,495)	$(2,428,806)	$(14,924,301)	$(12,495,495)	$(2,428,806)	$(14,924,301)
Balance, June 30, 2025	$21,627,035	$(2,599,840)	$19,027,195	$(88,780,533)	$(2,580,668)	$(91,361,201)	$31,896,316	$(5,180,508)	$26,715,808

Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2025
	As Reported	Adjustment	As Revised
Net loss	$(12,495,495)	$(2,428,806)	$(14,924,301)
Cash flow used in operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	$2,902,943	$2,428,806	$5,331,749

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

The interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the audited annual financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2026 and its results of operations, changes in equity, and cash flows for the three and six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The information included in this Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Liquidity - The Company does not have sufficient operating revenue to finance its existing obligations and has relied on external financing, such as debt and equity raises, to generate capital to maintain its capacity to meet working capital requirements. During August 2025, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) as sales agent. Under the terms of the ATM Agreement, the Company is entitled to sell, at its sole discretion and from time to time as it may choose, common stock in the capital of the Company (“Stock”) through Wainwright, with such sales having an aggregate gross sales value of up to $75.0 million. Through June 30, 2026, the Company has not issued any Common Stock under the ATM Agreement. The ATM Agreement expires on August 29, 2028.

The Company believes its current cash balances provide sufficient funding to meet the Company’s working capital requirements for the next 12 months from the date of issuance of these condensed consolidated financial statements. The Company expects to continue to rely on debt and the issuance of shares, and possibly other non-dilutive financing options to finance its ongoing operations and plans for continued commercialization of ZUNVEYL. However, there is a risk that additional financing will not be available on a timely basis or on terms acceptable to the Company.

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

At December 31, 2025, the Company had 758,300 outstanding stock options with exercise prices denominated in CAD. Because the exercise prices of these options were denominated in a currency that was different than the one in which a substantial portion of the Company’s shares were traded, the CAD Options were considered to be indexed to a factor other than a market, performance, or service condition. As a result, the CAD Options were classified as liabilities and remeasured at fair value each reporting period with the corresponding change in fair value recorded as an increase or decrease in stock-based compensation expense within research and development and selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

On April 30, 2026, the Company modified all 758,300 outstanding CAD Options to change the exercise prices from CAD to USD, using the Bank of Canada’s published CAD-to-USD exchange rate as of the original grant date for each of the CAD Options. This modification was intended to eliminate the foreign currency indexation issue, restore equity classification, and preserve the original intrinsic value of the awards. All other terms and conditions of the CAD Options remained unchanged.

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

The Company’s recurring fair value measurements include those related to warrant liabilities (see Note 7), bonus right liabilities, and, until their modification in April 2026, CAD Option liabilities (see Note 7). These liabilities are or were considered to be Level 3 measurements due to the use of significant unobservable inputs, including expected volatility and expected term. These inputs are inherently uncertain and require significant judgment; accordingly, changes in these assumptions could have a material impact on the fair value measurement. In general, increases (decreases) in the expected volatility assumptions would result in higher (lower) fair value measurements, and increases (decreases) in the expected term assumptions would generally result in higher (lower) fair values.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	June 30, 2026	December 31, 2025
Raw materials	$3,936,662	$3,725,336
Work in progress	1,036,784	725,460
Finished goods	1,421,371	672,700
Total	$6,394,817	$5,123,496

NOTE 5 – OTHER BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2026	December 31, 2025
Prepaid insurance and other expenses	$2,385,781	$2,123,379
Prepaid FDA user fees	663,320	994,979
Prepaid legal expenses	37,708	1,465
Deferred ATM offering costs	223,096	223,096
Manufacturing deposit	1,130,400	-
Others	173,917	202,532
Prepaid expenses and other current assets	$4,614,222	$3,545,451

The manufacturing deposit relates to production of raw materials for the end of the 2026 fiscal year.

Accounts payable and accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
Accounts payable	$1,188,007	$3,067,616
Accrued gross-to-net discounts	1,467,440	993,413
Accrued inventory costs	698,364	450,321
Accrued clinical research costs	327,118	-
Accrued payroll and bonuses	2,000,100	2,872,403
Other accrued liabilities	556,957	1,593,151
Accounts payable and accrued liabilities	$6,237,986	$8,976,904

NOTE 6 – INTANGIBLE ASSETS

The Company’s intangible assets consist entirely of licenses of intellectual property. Details related to the amounts of these licenses were as follows:

	June 30, 2026	December 31, 2025
Gross amount	$7,092,335	$1,185,633
Accumulated amortization	(873,826)	(794,210)
Intangible assets, net	$6,218,509	$391,423

Amortization expense for the three months ended June 30, 2026 and 2025 was $74,229 and $5,386, respectively.

Amortization expense for the six months ended June 30, 2026 and 2025 was $79,616 and $10,773, respectively.

The following table outlines the estimated future annual amortization expense related to intangible assets as of June 30, 2026:

Year Ending December 31,
2026	$175,994
2027	351,991
2028	351,991
2029	351,991
2030	351,991
Thereafter	4,634,551
Total	$6,218,509

Galantos Royalty Settlement Agreement

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company had previously entered into the Memogain Technology License Agreement (“License Agreement”) with Neurodyn Life Sciences, Inc. (“NLS”) for the exclusive right and license to further develop and exploit the Memogain Technology (“ALPHA-1062 Technology”). The License Agreement expires in 2044 – the date the last patent obtained related to the ALPHA-1062 Technology expires. Under the License Agreement, the Company assumed NLS’s obligations to pay royalties to Galantos Pharma GmbH (“Galantos”).

Total cumulative payments to Galantos were subject to a maximum amount of EUR 10 million that would increase to a maximum of EUR 15 million subject to certain provisions involving sub-licensing the ALPHA-1062 Technology and the Company receiving an upfront out-licensing payment of no less than EUR 8 million. Through April 10, 2026, the Company had made royalty payments to Galantos of EUR 736,167.

On April 10, 2026, the Company and Galantos entered into a Settlement Agreement and Mutual Release (the “Royalty Settlement Agreement”) under which the Company agreed to make a one-time payment of EUR 5,214,220 ($6,057,172 based on exchange rate on April 15 payment date) to settle all current and future royalty obligations that would have been due to Galantos under the original License Agreement.

At the time of the Royalty Settlement Agreement, accrued but unpaid royalties due to Galantos from sales that had occurred prior to the execution date totaled EUR 127,542 (approximately $150,000). Therefore, this portion of the EUR 5,214,220 settlement payment was recorded as a reduction of the Company’s accrued royalty liability. The remaining portion of the payment made to Galantos (EUR 5,086,678 or US $5,906,702) was recognized as an intangible asset representing a royalty-free, paid-up license to the ALPHA-1062 Technology for the remaining contractual term of the License Agreement. Since this intangible asset relieves the Company from any obligations to make additional royalty payments in future years, the Company determined the estimated useful life of this license to be 18 years by reference to the period over which royalty payments would have otherwise been due to Galantos.

Progranulin License Termination

In November 2020, the Company entered into a license agreement with NLS that granted the Company worldwide exclusive rights to develop and commercialize the Progranulin technology. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company decided to discontinue development of the Progranulin technology during 2024. On June 16, 2026, the Company entered into a Progranulin License Termination, Assignment and Royalty Agreement with NLS pursuant to which the parties formally terminated the November 2020 license agreement. Under the termination agreement, the Company returned all rights to the Progranulin technology to NLS and assigned its obligations under the related Scientist Royalty Agreement to NLS. In exchange, the Company received contingent rights to future royalties and other payments if NLS successfully commercializes, sublicenses, or sells the Progranulin technology.

NOTE 7 – STOCKHOLDERS’ EQUITY

Summary of Outstanding Warrants

The following table summarizes warrant activity during the six months ended June 30, 2026:

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2026	4,443,446	$5.84
Issued	-	-
Exercised	-	-
Expired	-	-
Balance, June 30, 2026	4,443,446	$5.82

A summary of all warrants outstanding and exercisable as of June 30, 2026 is as follows:

Warrants	Shares Exercisable	Exercise Price	Expiry Date
Equity-classified warrants:
Private placements	2,232,412	$7.08 – 7.75	August 2026 to March 2028
Prefunded warrants	948,484	$0.001	N/A
Liability-classified warrants:
CAD Warrants	86,200	$6.86 (CAD$9.75)	February 16, 2028
CAD Warrants	15,810	$6.86 (CAD$9.75)	March 15, 2028
Initial Debenture Warrants	430,805	$7.19	September 24, 2029
Additional Debenture Warrants	215,421	$7.19	November 13, 2029
IPO Agent Warrants	514,314	$7.18	November 8, 2029
	4,443,446

CAD Warrants Liability

On August 31, 2023, the Company’s functional currency changed to the USD from the CAD; as such, the Company recorded a derivative liability on the warrants outstanding with CAD exercises prices (the “CAD Warrants”). This derivative liability is being remeasured to fair value at each reporting period and on the settlement date.

As of June 30, 2026 and December 31, 2025, the fair value of the CAD Warrants derivative liability was $306,687 and $326,198, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded a $19,511 gain and a $289,764 loss, respectively, from the change in the fair value of the CAD Warrants.

The following weighted average assumptions were used in the Black-Scholes option-pricing model to measure the fair value of the CAD Warrants:

	June 30, 2026	December 31, 2025
Risk-free interest rate	4.14%	3.51%
Dividend yield	-	-
Expected life (in years)	1.64	2.14
Volatility	77%	91%
Weighted average fair value per warrant	$3.01	$3.20

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

At June 30, 2026 and December 31, 2025, the fair value of the Initial and Additional Debenture Warrants liabilities totaled $2,592,914 and $2,419,456, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized a $173,458 loss and a $1,867,776 loss, respectively, from the change in fair value of the Initial and Additional Debenture Warrants liabilities.

The following weighted average assumptions were used in a binomial lattice model to remeasure the fair value of the Initial and Additional Debenture Warrants:

	June 30, 2026	December 31, 2025
Risk-free interest rate	4.07%	3.56%
Dividend yield	-	-
Expected life (in years)	3.28	3.78
Volatility	84%	87%
Weighted average fair value per warrant	$4.01	$3.74

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

At June 30, 2026 and December 31, 2025, the estimated fair value of outstanding IPO Agent Warrants was $2,180,929 and $2,044,681, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized a $136,248 loss and a $1,866,669 loss, respectively, from the change in fair value of the IPO Agent Warrants liability.

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the revaluations of the IPO Agent Warrants:

	June 30, 2026	December 31, 2025
Risk-free interest rate	4.15%	3.64%
Dividend yield	-	-
Expected life (in years)	3.36	3.86
Volatility	83%	86%
Weighted average fair value per warrant	$4.24	$3.97

Stock Options

Performance Stock Units

On January 9, 2026, the Company granted performance stock units (“PSUs”) to its Chief Executive Officer. The PSUs represent a right to receive shares of the Company’s common stock upon vesting, subject to the satisfaction of both a service condition and a stock price-based market condition over a two-year “Performance Period” that began on the grant date.

The PSUs vest, if at all, at the end of the Performance Period, contingent upon the participant’s continued service through the last day of the Performance Period and the achievement of specified stock price thresholds of between $12 and $28 per share for at least 20 trading days within any rolling 30 - consecutive-trading-day period during the Performance Period. Ultimately, the number of PSUs earned will range from 38,110 shares if the $12 per share threshold is met to as much as 152,440 shares if the $28 per share threshold is met. If the minimum threshold of $12 per share is not achieved during the Performance Period, no PSUs will vest and the award will be forfeited.

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

Equity-Classified Awards with Service-Based Vesting

The following table summarizes activity for equity-classified common stock options with service-based vesting conditions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balance, December 31, 2025	1,259,960	$5.93	9.12	$817,366
Granted	566,753	6.47
CAD Options reclassified to equity	758,300	4.83
Exercised	-	-
Cancelled	(37,533)	6.11
Balance, June 30, 2026	2,547,480	$5.72	8.22	$4,010,146
Options exercisable, June 30, 2026	1,349,130	$5.23	7.46	$2,745,259

(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s Common Stock. The calculation excludes options with an exercise price higher than the closing price of the Company’s Common Stock on the reporting date.

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the valuation of equity-classified Common Stock options issued during the six months ended June 30, 2026 and the year ended December 31, 2025:

	June 30, 2026	December 31, 2025
Risk-free interest rate	3.88%	4.16%
Expected life (in years)	5.88	5.77
Volatility	94%	95%
Weighted average grant-date fair value per option	$5.00	$4.51

Restricted Stock Units

During the six months ended June 30, 2026, the Company granted 509,715 restricted stock units (“RSUs”) to employees, non-employees, and directors. The RSUs had a grant-date fair value of $6.56 per unit, for a total grant-date fair value of $3,343,730. RSUs granted to employees and non-employees generally vest over three years, with one-third vesting on each anniversary of the grant date, subject to continued service. RSUs granted to directors vest on the first anniversary of the grant date, subject to continued service. Compensation expense related to RSUs is recognized on an accelerated basis over the requisite service period. Stock-based compensation expense related to RSUs for the three and six months ended June 30, 2026 was $525,891 and $1,004,630, respectively.

Liability-Classified CAD Options

On April 30, 2026, the Company modified all 758,300 outstanding CAD Options to change the exercise prices from CAD to USD, using the Bank of Canada’s published CAD-to-USD exchange rate as of the original grant date for each of the CAD Options. Following this modification, the CAD Options were reclassified to equity as each award now represents a right for the holder to exercise a fixed number of shares at a fixed USD exercise price.

At December 31, 2025, the fair value of the CAD Options liability was $3,174,662. Immediately prior to the modification, the Company performed a final remeasurement and determined the fair value of the CAD Options liability to be $2,843,204. As a result, stock-based compensation for the six months ended June 30, 2026 reflects a decrease of $331,458 related to the change in fair value of these awards through April 30, 2026.

Following the modification, the CAD Options liability was reclassified to equity. In subsequent reporting periods, since the CAD Options are now equity-classified, the Company will no longer remeasure these awards at fair value. Instead, the unrecognized compensation cost of $72,341 related to CAD Options that were unvested on the modification date will be recognized as additional stock-based compensation expense over the remaining requisite service period of each award.

The following weighted average assumptions were used in the Black-Scholes option-pricing model to remeasure the fair value of liability-classified CAD Options during the period from January 1, 2026 to April 30, 2026 and the year ended December 31, 2025:

	April 30, 2026	December 31, 2025
Risk-free interest rate	3.86%	3.52%
Expected life (in years)	3.30	3.30
Volatility	86%	90.26%
Weighted average fair value per option	$3.85	$4.39

The following table presents the changes in the CAD Options liability for the six months ended June 30, 2026:

Fair value of CAD Option liability at December 31, 2025	$3,174,662
Stock-based compensation expense for the period January 1, 2026 to April 30, 2026	(331,458)
Reclassification to equity following April 30, 2026 modification	(2,843,204)
Fair value of CAD Option liability at June 30, 2026	$-

ACI Canada Legacy Performance Options

The following table summarizes ACI Canada legacy performance option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balance, December 31, 2025	265,642	$0.22	2.48	$1,668,363
Granted	-	-
Exercised	(32,000)	0.03		174,880
Cancelled	(4,000)	0.03
Balance, June 30, 2026	229,642	$0.25	2.36	$1,600,605
Options exercisable, June 30, 2026	222,362	$0.25	2.34	$1,549,863

(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common share. The calculation excludes options with an exercise price higher than the closing price of the Company’s shares on the reporting date.

NOTE 8 – FOREIGN CURRENCY CONTRACTS

The Company has an obligation to make periodic royalty payments from its sale of products incorporating technology that has been licensed from NLS. Because these payments will be made in EUR the Company is exposed to cash flow variability resulting from changes in USD/EUR exchange rates. Therefore, during September 2025, the Company entered into several foreign currency forward and foreign currency collar contracts that are intended to hedge its exposure to changes in the USD/EUR exchange rates on or about the dates certain of the Company’s forecasted royalty payments will be made.

The foreign currency forward and collar contracts are derivative instruments that must be accounted for at fair value. Each reporting period, the change in the fair value of each contract is recognized as a gain or loss classified as a component of Other income (expense) within the Company’s consolidated statements of operations.

At June 30, 2026 a foreign currency forward contract to purchase EUR 201,298 remained outstanding. This contract will settle on August 14, 2026. The fair value of this foreign currency forward contract was a liability of $12,613 at June 30, 2026.

At June 30, 2026 foreign currency collar contracts with a notional amount of EUR 2,541,529 remained outstanding. These contracts will settle at various dates between November 2026 and November 2027. The fair value of the foreign currency collar contracts was a liability of $68,261 at June 30, 2026.

The fair value measurements of the foreign currency collar contracts are classified within Level 2 of the fair value hierarchy. The fair value of the collars is estimated using a foreign currency option valuation model based on Black-Scholes principles. Significant inputs to the model include spot foreign currency exchange rates, interest rates, foreign currency forward points and implied foreign currency volatilities, which are derived principally from observable market data obtained from third-party market-data sources.

NOTE 9 – NET LOSS PER SHARE

Net loss per common share has been computed on the basis of the weighted-average number of common stock outstanding during the three and six months ended June 30, 2026 and 2025. Diluted loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. We apply the treasury stock method in the calculation of diluted loss per share.

In periods that liability-classified warrants and options are in the money, the Company determines whether such instruments are dilutive by calculating the effect on loss per share after considering both (a) the adjustment to the numerator that would result from reversing the impact of the change in fair value recorded to net loss during the period and (b) the adjustment to the denominator that would result from the incremental shares outstanding, using the treasury stock method, in an assumed exercise of these instruments at the beginning of the year.

The following table reconciles net loss and the weighted average shares outstanding for the basic calculation to the net loss and the weighted average shares outstanding for the diluted calculation for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator, diluted:
Net loss	$(8,789,740)	$(13,199,228)	$(15,267,758)	$(14,924,301)
Adjustment for gain in fair value of CAD option liabilities	-	-	(361,924)	-
Adjusted numerator, diluted	$(8,789,740)	$(13,199,228)	$(15,629,682)	$(14,924,301)

Denominator, diluted:
Weighted average common stock outstanding	21,774,104	16,020,702	21,768,115	16,020,015
Dilutive effect of CAD options	-	-	111,247	-
Weighted average dilutive common stock	21,774,104	16,020,702	21,879,362	16,020,015
Net loss per share, diluted	$(0.40)	$(0.82)	$(0.71)	$(0.93)

The following potentially dilutive common shares related to outstanding securities for the three and six months ended June 30, 2026 and 2025 were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Warrants	3,494,962	3,632,630	3,494,962	3,632,630
Common Stock options	2,547,480	2,101,696	2,122,848	2,101,696
ACI Canada legacy performance options	229,642	265,642	229,642	265,642
Total anti-dilutive features	6,272,084	5,999,968	5,847,452	5,999,968

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

The following table summarizes the segment’s financial information including the Company’s significant segment expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue
Product, net	$6,041,506	$1,576,411	$9,545,327	$1,923,340
Licensing	51,468	81,276	81,445	2,663,001
Total revenue	6,092,974	1,657,687	9,626,772	4,586,341

Cost of revenues
Cost of product sales, excluding amortization of intangible assets	277,466	105,354	526,319	131,895
Cost of licensing revenue	39,362	93,118	62,285	903,118
Amortization of intangible assets	74,229	5,386	79,616	10,773
Total cost of revenues	391,057	203,858	668,220	1,045,786

Gross Profit	5,701,917	1,453,829	8,958,552	3,540,555

Operating expenses
Research and development:
Clinical studies	1,360,804	-	2,008,105	-
Consulting fees	125,367	24,857	125,367	75,493
Employee costs	221,013	84,643	421,313	168,782
Grant expenses	-	-	-	71,095
Stock-based compensation	251,088	127,776	358,712	153,760
Other	50,598	168,864	111,678	337,426
Total research and development	2,008,870	406,140	3,105,175	806,556
Selling, general and administrative expenses:
Commercial manufacturing	104,112	-	277,629	-
Commercial operations	1,140,976	391,010	1,731,296	698,323
Depreciation	29,357	6,228	53,740	8,123
Employee costs	6,201,212	3,729,451	11,819,937	5,982,989
Sales and marketing	1,134,746	416,191	1,959,793	644,277
Stock-based compensation	1,447,253	4,130,069	2,165,158	5,177,989
General and administrative	1,391,399	822,017	3,698,058	2,074,537
Total selling, general and administrative expenses	11,449,054	9,494,966	21,705,611	14,586,238
Total operating expenses	13,457,924	9,901,106	24,810,786	15,392,794

Loss from operations	$(7,756,007)	$(8,447,277)	$(15,852,234)	$(11,852,239)

Revenues from customers are attributed to individual countries based on the location of the Company’s customer, which is generally determined by the customer’s bill-to address. The following table presents revenues from customers by geographic area for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
United States	$6,041,506	$1,576,411	$9,545,327	$1,923,340
China	51,468	81,276	81,445	2,663,001
Total revenue	$6,092,974	$1,657,687	$9,626,772	$4,586,341

All of the Company’s long-lived, tangible assets are located in the United States.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events, through the date these unaudited condensed consolidated financial statements were issued, for events that should be recorded or disclosed in the financial statements as of June 30, 2026. The Company concluded that no other events have occurred that would require recognition or disclosure.

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

The Company is the parent company of Alpha Cognition Canada Inc. (“Alpha Canada” or “ACI Canada”) which is the parent company of Alpha Cognition USA Inc. (“ACI USA”). As of May 1, 2023, the Company’s Common Stock commenced trading on the CSE under the symbol “ACOG”, previously the Company’s stock were traded on the TSX-V until April 28, 2023, when the Company had them delisted. As of November 12, 2024, the Company’s Common Stock commenced trading on The Nasdaq Capital Market under the symbol “ACOG”. The Company’s stock was voluntarily delisted from the CSE on December 17, 2024.

Operations

As of June 30, 2026, the Company had an accumulated deficit of $112,374,533 which has been primarily financed by equity. The Company had $41,384,287 in cash and cash equivalents and $6,412,718 in current liabilities (of which $44,464 is payable from the Company’s available restricted cash balance) as of June 30, 2026. The Company’s continuing operations, as intended, are highly dependent upon its ability to obtain additional funding and eventually generate positive cash flows. Management is of the opinion that it does have sufficient working capital to fully meet the Company’s liabilities and commitments as outlined and planned in the following discussion. Management is of the opinion it will need to raise additional capital to cover upcoming planned Research and Development (“R&D”), continued commercialization of ZUNVEYL and operating costs. Possible sources of such capital may come from our “at the market” facility and future private placements, and public offerings of the Company’s Common Stock and funds received from the exercise of warrants and stock options. Additionally, the Company will also consider funding that may arise through partnership activities, including royalties, and debt. There is a risk that additional financing will not be available on a timely basis, on terms acceptable, or at all to the Company.

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

Licensing Revenue

Licensing revenue consists of revenue from our License, Collaboration and Distribution Agreement with CMS International Development and Management Limited, or CMSI (the “CMSI License Agreement”), including upfront payments, potential milestone and royalty payments, as well as revenue from the sale of active pharmaceutical ingredient (“API”), finished goods, and reimbursable costs.

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

Cost of Product Sales

Cost of product sales consists primarily of costs related to the manufacturing of ZUNVEYL, logistics costs, inventory impairment expense, royalty payments under license or purchase agreements, and amortization of the Alpha-1062 intellectual property intangible asset.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel costs, other outside professional services including legal, human resources, audit and accounting services, consulting and pre-commercialization expenses, including selling and marketing costs as well as attendance to various conferences. Personnel costs consist of salaries, benefits, and stock-based compensation. We expect to continue to incur expenses to support our continued operations as a public company, including expenses related to existing and future compliance with rules and regulations of the stock exchanges on which our securities are now traded, insurance expenses, investor relations, audit fees, professional services and general overhead and administrative costs.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

	For the Three Months Ended June 30,		Dollar	Percentage
	2026	2025	Change	Change
Revenue
Product sales, net	$6,041,506	$1,576,411	$4,465,095	283%
Licensing revenue	51,468	81,276	(29,808)	(37)
Total revenue	6,092,974	1,657,687	4,435,287	268

Cost of Revenues
Cost of product sales, excluding amortization of intangible assets	277,466	105,354	172,112	163
Cost of licensing revenue	39,362	93,118	(53,756)	(58)
Amortization of intangible assets	74,229	5,386	68,843	1,278
Total cost of revenues	391,057	203,858	187,199	92

Gross Profit	5,701,917	1,453,829	4,248,088	292

Operating Expenses
Research and development	2,008,870	406,140	1,602,730	395
Selling, general and administrative expenses	11,449,054	9,494,966	1,954,088	21
Total operating expenses	13,457,924	9,901,106	3,556,818	36

Loss from operations	(7,756,007)	(8,447,277)	691,270	(8)

Other income (expense)
Interest income, net	380,735	425,670	(44,935)	(11)
Loss on change in fair value of warrant liabilities	(1,414,267)	(5,172,091)	3,757,824	(73)
Loss on foreign currency contracts	(42,251)	-	(42,251)	100
Other income (expenses)	42,050	(5,530)	47,580	(860)
Total other income (expense)	(1,033,733)	(4,751,951)	3,718,218	(78)

Net loss and comprehensive loss	$(8,789,740)	$(13,199,228)	$4,409,488	(33)

Comparison of the Six Months Ended June 30, 2026 and 2025

	For the Six Months Ended June 30,		Dollar	Percentage
	2026	2025	Change	Change
Revenue
Product sales, net	$9,545,327	$1,923,340	$7,621,987	396%
Licensing revenue	81,445	2,663,001	(2,581,556)	(97)
Total revenue	9,626,772	4,586,341	5,040,431	110

Cost of Revenues
Cost of product sales, excluding amortization of intangible asset	526,319	131,895	394,424	299
Cost of licensing revenue	62,285	903,118	(840,833)	(93)
Amortization of intangible assets	79,616	10,773	68,843	639
Total cost of revenues	668,220	1,045,786	(377,566)	(36)

Gross Profit	8,958,552	3,540,555	5,417,997	153

Operating Expenses
Research and development	3,105,175	806,556	2,298,619	285
Selling, general and administrative expenses	21,705,611	14,586,238	7,119,373	49
Total operating expenses	24,810,786	15,392,794	9,417,992	61

Loss from operations	(15,852,234)	(11,852,239)	(3,999,995)	34

Other income (expense)
Interest income, net	886,791	887,539	(748)	0
Grant income	-	71,095	(71,095)	(100)
Loss on change in fair value of warrant liabilities	(290,195)	(4,024,209)	3,734,014	(93)
Loss on foreign currency contracts	(42,251)	-	(42,251)	100
Other income (expenses)	30,131	(6,487)	36,618	(564
Total other income (expense)	584,476	(3,072,062)	3,656,538	(119)

Net loss and comprehensive loss	$(15,267,758)	$(14,924,301)	$(343,457)	2

Revenue

Comparison of Revenue for the Three Months Ended June 30, 2026 and 2025

Revenue increased by $4,435,287, or 283%, from $1,657,687 for the three months ended June 30, 2025 to $6,092,974 for the three months ended June 30, 2026.

The increase was primarily attributable to higher prescription volume resulting from increased utilization of ZUNVEYL. During the three months ended June 30, 2026, the increase in volume was 251% when compared to the three months ended June 30, 2025.

Product revenue was also positively impacted from the increase in WAC from its $749.00 launch price per bottle to $869.36 per bottle. The increase in WAC per bottle resulted in an increase of 14% in gross product sales.

These increases were partially offset by higher GTN deductions, including government and commercial rebates, chargebacks, and distribution-related fees. GTN deductions represented 24.4% of gross product sales during the three months ended June 30, 2026 compared with 21.1% during the comparable prior period.

Product revenue is presented net of estimated GTN deductions. GTN deductions increased from $418,902 during the three months ended June 30, 2025 to $1,931,799 during the current period.

The change in GTN deductions was primarily attributable to:

●	increased distribution service fees resulting from higher commercial sales activity

●	increased Medicare Part D Manufacturer Discount Program obligations resulting from increased utilization among Medicare beneficiaries;

●	increased government rebates resulting from higher prescription volumes and expanded payer utilization; and

●	increased chargebacks associated with growth in contracted accounts and government program participation;

Changes in the ratio of GTN deductions to gross sales were primarily attributable to changes in payer mix, channel mix and utilization of patient support programs.

The Company expects that revenue from commercial sales of ZUNVEYL will continue to grow over the year as the Company expands its sales force and implements its sales strategy.

Licensing revenue recognized during the three months ended June 30, 2025 and 2026 related to services performed by the Company to provide certain regulatory, technical, and clinical assistance to CMSI.

Comparison of Revenue for the Six Months Ended June 30, 2026 and 2025

Revenue increased by $5,040,431, or 110%, from $4,586,341 for the six months ended June 30, 2025 to $9,626,772 for the six months ended June 30, 2026.

The increase was primarily attributable to higher prescription volume resulting from increased utilization of ZUNVEYL. During the six months ended June 30, 2026, the increase in volume was 367% when compared to the six months ended June 30, 2025.

Product revenue was also positively impacted from the increase in WAC from its $749.00 launch price per bottle to $869.36 per bottle. The increase in WAC per bottle resulted in an increase of 12% in gross product sales.

These increases were partially offset by higher GTN deductions, including government and commercial rebates, chargebacks, and distribution-related fees. GTN deductions represented 24.6% of gross product sales during the six months ended June 30, 2026 compared with 20.5% during the comparable prior period.

Product revenue is presented net of estimated GTN deductions. GTN deductions increased from $494,432 during the six months ended June 30, 2025 to $3,121,666 during the current period.

The change in GTN deductions was primarily attributable to:

●	increased distribution service fees resulting from higher commercial sales activity

●	increased Medicare Part D Manufacturer Discount Program obligations resulting from increased utilization among Medicare beneficiaries;

●	increased government rebates resulting from higher prescription volumes and expanded payer utilization; and

●	increased chargebacks associated with growth in contracted accounts and government program participation;

Changes in the ratio of GTN deductions to gross sales were primarily attributable to changes in payer mix, channel mix and utilization of patient support programs.”

The Company expects that revenue from commercial sales of ZUNVEYL will continue to grow over the year as the Company expands its sales force and implements its sales strategy.

Licensing revenue was $2,663,001 during the six months ended June 30, 2025 compared to $81,445 during the six months ended June 30, 2026. The decrease of $2,581,556 was primarily due to the recognition of $2,396,600 during the six months ended June 30, 2025 related to the one-time transfer of intellectual property to CMSI.

Cost of Product Sales and Cost of Licensing Revenue

Comparison of Cost of Sales and Cost of Licensing Revenue for the Three Months Ended June 30, 2026 and 2025

Cost of product sales increased by $172,112, or 163%, from $105,354 for the three months ended June 30, 2025 to $277,466 for the three months ended June 30, 2026. The increase was primarily attributable to higher commercial sales volume of ZUNVEYL. The Company expects that cost of product sales will continue to increase over the year in relation to expected increased sales of ZUNVEYL as the Company expands its sales of ZUNVEYL

Cost of licensing revenue decreased by $53,756, or 58%, from $93,118 for the three months ended June 30, 2025 to $39,362 for the three months ended June 30, 2026. The decrease is from a reduction of royalty payments and pass-through costs, such as consulting fees and active pharmaceutical ingredients, that were allocated to activities supporting the CMSI agreement. The Company expects that cost of licensing revenue will continue to decrease over the year until the requirements of the CMSI agreement have been fulfilled.

Comparison of Cost of Sales and Cost of Licensing Revenue for the Six Months Ended June 30, 2026 and 2025

Cost of product sales increased by $394,424, or 299%, from $131,895 for the six months ended June 30, 2025 to $526,319 for the six months ended June 30, 2026. The increase was primarily attributable to higher commercial sales volume of ZUNVEYL. The Company expects that cost of product sales will continue to increase over the year in relation to expected increased sales of ZUNVEYL as the Company expands its sales of ZUNVEYL

Cost of licensing revenue decreased by $840,833, or 93%, from $903,118 for the six months ended June 30, 2025 to $62,285 for the six months ended June 30, 2026. The decrease is from a reduction of royalty payments and pass-through costs, such as consulting fees and active pharmaceutical ingredients, that were allocated to activities supporting the CMSI agreement. The Company expects that cost of licensing revenue will continue to decrease over the year until the requirements of the CMSI agreement have been fulfilled.

Research and Development Expenses

Comparison of Research and Development for the Three Months Ended June 30, 2026 and 2025

Research and development expenses increased by $1,602,730, or 395%, from $406,140 for the three months ended June 30, 2025, to $2,008,870 for the three months ended June 30, 2026. The net change is due to increase in time allocated in employee and management costs for the development of the dissolvable tablet and clinical studies.

Comparison of Research and Development for the Six Months Ended June 30, 2026 and 2025

Research and development expenses increased by $2,298,619, or 285%, from $806,556 for the six months ended June 30, 2025, to $3,105,175 for the six months ended June 30, 2026. The net change is due to increase in time allocated in employee and management costs for the development of the dissolvable tablet and clinical studies.

Selling, General and Administrative Expenses

Comparison of Selling, General and Administrative Expenses for the Three Months Ended June 30, 2026 and 2025

Selling, general and administrative expenses increased by $1,954,088 or 21%, from $9,494,966 for the three months ended June 30, 2025, to $11,449,054, for the three months ended June 30, 2026. In support of the Company’s expansion in commercial operations and launch of ZUNVEYL, there has been an increase of $2.5 million in employee costs due to the increase in sales representatives and administrative support; an increase of $1.4 million in marketing and commercial operations due to increased sales activity and implementation of the speaker bureau program; an increase in regulatory costs of approximately $337,000 for the FDA user fees; an increase of $345,000 in other general and administrative expenses due to increased sales activity; and a decrease of $2.7 million in stock-based compensation due to change of liability classified options to equity classified and graded vesting nature of equity awards issued during the 2025 fiscal year.

Comparison of Selling, General and Administrative Expenses for the Six Months Ended June 30, 2026 and 2025

Selling, general and administrative expenses increased by $7,119,373 or 49%, from $14,586,238 for the six months ended June 30, 2025, to $21,705,611, for the six months ended June 30, 2026. In support of the Company’s expansion in commercial operations and launch of ZUNVEYL, there has been an increase of $5.8 million in employee costs due to the increase in sales representatives and administrative support; an increase of $2.3 million in marketing, sales and commercial operations due to increased sales activity and implementation of the speaker bureau program; an increase in regulatory costs of approximately $690,000 for the FDA user fees; an increase of $920,000 in other general and administrative expenses due to increased sales activity; and a decrease of $3.0 million in stock-based compensation due to change of liability classified options to equity classified and graded vesting nature of equity awards issued during the 2025 fiscal year.

Interest Income

Interest income consists of interest earned on the Company’s cash and cash equivalents.

Interest income had a net change of $44,935 or 11% from interest income of $425,670 for the three months ended June 30, 2025, to interest income, net of $380,735 for the three ended June 30, 2026. Interest income had a net change of $748 or 1% from interest income of $886,791 for the six months ended June 30, 2026, to interest income, net of $887,539 for the six months ended June 30, 2025.

Change in Fair Value of Warrant Liabilities

During the three months ended June 30, 2026, the change in the fair value of the Company’s warrant liabilities resulted in a loss of $1,414,267 compared to a loss of $5,172,091 during the three months ended June 30, 2025. For both periods, the change in fair value primarily resulted from changes in the Company’s stock price during the respective quarter.

During the six months ended June 30, 2026, the change in the fair value of the Company’s warrant liabilities resulted in a loss of $290,195 compared to a loss of $4,024,209 during the six months ended June 30, 2025. For both periods, the change in fair value primarily resulted from changes in the Company’s stock price during the respective period.

The Company uses various valuation models to estimate the fair value of its warrant liabilities. These models require the input of subjective assumptions including the expected term of the warrants and the expected volatility of the Company’s stock price during this term. Changes in the input assumptions can materially affect the fair value estimate and the Company’s net loss and liabilities.

Liquidity and Capital Resources

Sources of Liquidity

The Company does not have sufficient operating revenue to finance its existing obligations and has relied on external financing, such as debt and equity raises, since incorporation, to generate capital to maintain its capacity to meet working capital requirements. The Company has successfully raised funds that exceed the Company’s working capital requirements for the next 12 months from the date of issuance of the consolidated financial statements contained in this report. The Company expects to continue to rely on debt and the issuance of stock, and possibly other non-dilutive financing options to finance its ongoing operations and plans for commercialization of ZUNVEYL. However, there is a risk that additional financing will not be available on a timely basis or on terms acceptable to the Company.

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

In August 2025, the Company entered into an ATM agreement with H.C. Wainwright & Co., LLC as the sales agent. The Company currently has not utilized the ATM facility.

Until such time we can generate substantial product revenue, we expect to finance our operations through other capital sources, including current or potential future collaborations, licenses, royalties and other similar arrangements. We do not know what the terms of these future financings will be and whether they will be acceptable to the Company or not and, therefore, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent we raise additional capital, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions, engaging in acquisitions, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments or declaring dividends. If we raise additional funds through collaborations or license agreements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, or even cease operations.

Financing Activities

Recent capital raising activities

On October 2, 2025, the Company completed a public offering of Common Stock by issuing 4,651,516 shares of Common Stock at a public offering price of $6.25 per share and 948,484 pre-funded warrants exercisable into Common Stock with an exercise price of $0.001 per share for total gross proceeds of approximately $35 million. In connection with this offering, the Company incurred underwriting fees of approximately $2.11 million.

On October 17, 2025, the underwriter of the Company’s public offering exercised its over-allotment option in full to purchase an additional 840,000 of Common Stock at the public offering price of $6.25 per share for additional gross proceeds of approximately $5.25 million and underwriting fees of $341,250.

The following table includes our cash flow data for the periods indicated:

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2026, and 2025:

	For the Six Months Ended June 30,		Dollar	Percentage
	2026	2025	Change	Change
Consolidated Statement of Cash Flows Data
Cash used in operating activities	$(18,656,708)	$(8,183,776)	$(10,472,932)	128%
Cash used in investing activities	$(6,006,594)	$(71,585)	$(5,935,009)	8,291%
Cash provided by/(used in) financing activities	$800	$(845,111)	$845,911	(100)%

Cash used in operating activities

Cash used in operating activities increased by $10,472,932 to $18,656,708 for the six months ended June 30, 2026, from $8,183,776 for the comparative period. The increase is related to higher employee costs of approximately $6.1 million, commercial, marketing and other general and administrative costs increased by approximately $2.3 million and $2.0 million increase in research and development for the clinical studies.

Cash used in investing activities

Cash used in investing activities increased by $5,935,009 to $6,006,594 for the six months ended June 30, 2026 from $71,585 compared to the comparative period. During the six months ended June 30, 2025 and 2026, investing activities consisted of acquiring computer equipment and software. During the six months ended June 30, 2026, the Company paid $5,906,702 for the acquisition of an intangible asset in connection with the Galantos Pharma royalty settlement.

Cash provided by/(used in) financing activities

Cash used in financing activities for the six months ended June 30, 2026, increased by $845,911 compared to the comparative period. During the six months ended June 30, 2025, financing activities primarily consisted of principal repayment of the promissory note of $911,463, proceeds of $25,823 from the exercise of warrants, and receiving $174,675 in government grant proceeds offset by $134,146 of related grant expenses. During the six months ended June 30, 2026, financing activities was proceeds of $800 from the exercise of performance legacy options.

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

Contingencies

The Company did not have any contingencies as of June 30, 2026, or the date of this report.

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

Product revenue is recognized net of estimated variable consideration, which consists primarily of chargebacks, payer rebates, distribution service fees, prompt payment discounts and estimated product returns.

These reserves require significant judgment as they are based on contractual arrangements, historical experience, current channel inventory levels, expected payer mix, anticipated utilization trends and other market conditions. Because commercialization of ZUNVEYL remains in its early stages relative to more mature pharmaceutical products, certain estimates may be subject to greater variability as additional historical experience becomes available.

Chargebacks arise from contractual arrangements with customers that purchase products through wholesalers at negotiated pricing below wholesale acquisition cost. Chargeback reserves are estimated using contractual terms, inventory data and expected utilization.

Payer rebates include amounts payable under Medicaid, Medicare Part D and other government-sponsored healthcare programs. The Company estimates these liabilities based on applicable statutes, contractual provisions, payer mix and expected claims experience.

Distribution service fees include fees paid to specialty distributors and other channel partners for inventory management, distribution and related services.

Prompt payment discounts are estimated based on customer payment terms and historical payment experience.

Product return reserves are estimated using available information regarding product shelf life, inventory levels in the distribution channel, historical experience and anticipated demand.

Actual amounts may differ from estimates and are adjusted in the period in which such differences become known.

The Company continually evaluates the adequacy of its estimates as additional information becomes available and records adjustments in the period such information becomes known.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weakness described below. Notwithstanding the material weakness, and based on additional analyses and other procedures performed by management, our CEO and CFO have concluded that the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented.

Material Weakness in Internal Control over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K, management identified a material weakness in internal control over financial reporting as of December 31, 2025. The material weakness resulted from a lack of adequate procedures to appropriately account for accounting transactions, including warrants and stock option liabilities, certain deferred tax disclosures, and a lack of segregation of duties due to the size of the finance and accounting team.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2026, management implemented several measures designed to remediate the previously identified material weakness, including additional management review controls over account reconciliations, variance analyses, and journal entry approvals as part of the month-end close process, as well as engaging external technical accounting specialists to assist management in evaluating and reviewing complex accounting transactions.

Although these new and enhanced controls have been designed and implemented, they have not operated for a sufficient period of time to enable management to evaluate their operating effectiveness and conclude that the previously identified material weakness has been remediated. Management will continue to monitor the effectiveness of these controls, perform additional testing as they operate over time, and implement any further changes that management determines are necessary to fully remediate the material weakness.

Other than the implementation of the remediation activities described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management continues to implement remediation activities designed to address the previously identified material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

None.

Repurchase of Equity Securities

During the six months ended June 30, 2026, the Company did not repurchase any of its equity securities.

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

Consistent with the Company’s described use of proceeds in its registration statement, to date the Company has spent approximately $29.32 million of its net proceeds to begin our efforts toward our commercialization and launch of ZUNVEYL formerly known as ALPHA-1062 in Alzheimer’s disease; approximately $0.29 million for R&D on pipeline product candidates, approximately $4.13 million for continued commercial CMC activities (chemistry, manufacturing, and controls); approximately $0.91 million on repayment of outstanding loan, and approximately $11.50 million for working capital and general corporate purposes. Amounts represent cumulative uses of proceeds from multiple financing transactions As of June 30, 2026, the Company has utilized all proceeds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) During the quarter ended June 30, 2026, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Notice of Articles, previously filed as Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on June 14, 2024 and incorporated herein by reference (File No. 333-280196)
3.2	Articles, previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on October 3, 2024 and incorporated herein by reference (File No. 333-280196)
4.1	Specimen common share certificate, previously filed as Exhibit 4.1 to the Company’s Form S-1 filed with the SEC on June 14, 2024 and incorporated herein by reference (File No. 333-280196)
4.2	Escrow Agreement by and between the Company, Computershare Investor Services Inc. and certain stockholders of the Company dated March 18, 2021, previously filed as Exhibit 4.2 to the Company’s Form S-1 filed with the SEC on June 14, 2024 and incorporated herein by reference (File No. 333-280196)
4.3	Form of Warrant issued September 24, 2024, previously filed as Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on September 25, 2024 and incorporated herein by reference (File No. 333-280196)
4.4	Form of Convertible Note issued September 24, 2024, previously filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on September 25, 2024 and incorporated herein by reference (File No. 333-280196)
4.5	Form of Pre-Funded Warrant, previously filed as Exhibit 4.5 to the Company’s Form S-1/A filed with the SEC on October 25, 2024 and incorporated herein by reference (File No. 333-280196)
4.6	Form of Underwriters Warrant, previously filed as Exhibit 4.6 to the Company’s Form S-1/A filed with the SEC on October 25, 2024 and incorporated herein by reference (File No. 333-280196)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Loss) for the six months ended June 30, 2026 and 2025, (ii) Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA COGNITION INC. (Registrant)

Dated: August 13, 2026	By:	/s/ Michael McFadden
Michael McFadden,
Chief Executive Officer