Form 10-Q
period 2026-09-30
Alpha Cognition Inc.
filed 2026-11-12
CIK 1655923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 22,041,337 common shares, without par value, outstanding as of November 11, 2026.

ALPHA COGNITION INC.

FORM 10-Q

For the Quarter Ended September 30, 2026

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALPHA COGNITION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$37,801,828	$66,046,789
Restricted cash	58,400	58,400
Accounts receivable, net	6,984,993	4,236,136
Inventory	6,413,810	5,123,496
Prepaid expenses and other current assets	6,087,377	3,545,451
Total current assets	57,346,408	79,010,272
Equipment, net	524,255	328,540
Intangible assets, net	6,130,511	391,423
Total assets	$64,001,174	$79,730,235

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$7,866,639	$8,976,904
Current deferred income	91,234	153,171
Other current liabilities	79,846	-
Total current liabilities	8,037,719	9,130,075
Deferred income	15,085	35,944
Option liability	-	3,174,662
Warrant liabilities	6,603,923	4,812,198
Other long-term liabilities	23,739	47,181
Total liabilities	14,680,466	17,200,060

Stockholders’ equity
Common stock, no par value, unlimited shares authorized, 21,985,387 and 21,742,104 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	136,050,046	133,891,673
Class B preferred stock, no par value, unlimited shares authorized, 316,655 shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively	62	62
Additional paid-in capital	32,284,455	25,849,516
Accumulated other comprehensive loss	(104,301)	(104,301)
Accumulated deficit	(118,909,554)	(97,106,775)
Total stockholders’ equity	49,320,708	62,530,175
Total liabilities and stockholders’ equity	$64,001,174	$79,730,235

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue
Product, net	$7,749,959	$2,334,222	$17,295,286	$4,257,562
Licensing	27,043	506,636	108,488	3,169,637
Total revenue	7,777,002	2,840,858	17,403,774	7,427,199

Cost of Revenues
Cost of product sales, excluding amortization of intangible assets	372,097	162,777	898,416	294,672
Cost of licensing revenue	22,326	465,284	84,611	1,368,402
Amortization of intangible assets	87,998	5,387	167,614	16,160
Total cost of revenues	482,421	633,448	1,150,641	1,679,234

Gross Profit	7,294,581	2,207,410	16,253,133	5,747,965

Operating Expenses
Research and development	1,344,947	513,783	3,368,416	1,320,339
Selling, general and administrative expenses	12,380,338	5,113,159	34,085,949	19,699,397
Total operating expenses	13,725,285	5,626,942	37,454,365	21,019,736

Loss from operations	(6,430,704)	(3,419,532)	(21,201,232)	(15,271,771)

Other income (expenses)
Interest income, net	357,993	377,671	1,244,784	1,265,210
Loss on change in fair value of warrant liabilities	(1,523,393)	3,671,758	(1,813,588)	(352,451)
Loss on foreign currency contracts	(5,906)	-	(48,157)	-
Other income (expenses)	(14,717)	(55,517	15,414	9,091
Total other income (expenses)	(1,186,023)	3,993,912	(601,547)	921,850

Net income (loss) and comprehensive loss	(7,616,727)	574,380	(21,802,779)	(14,349,921)

Weighted average shares outstanding, basic	21,855,602	16,144,120	21,797,598	16,051,354

Net income (loss) per share, basic	$(0.35)	$0.04	$(1.00)	$(0.89)

Adjusted net loss, diluted	$(7,616,727)	$(4,801,884)	$(22,164,703)	$(14,349,921)

Weighted average outstanding stock, diluted	21,855,602	16,830,305	21,899,674	16,051,354

Net loss per share, diluted	$(0.35)	$(0.29)	$(1.01)	$(0.89)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the three months ended September 30, 2026:

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, June 30, 2026	21,774,104	$133,952,684	316,655	$62	$31,487,837	$(104,301)	$(111,292,827)	$54,043,455
Options exercised	78,278	1,066,573	-	-	(650,309)	-	-	416,264
Warrants exercised	133,005	1,030,789	-	-	-	-	-	1,030,789
Stock-based compensation	-	-	-	-	1,446,927	-	-	1 ,446,927
Net loss	-	-	-	-	-	-	(7,616,727)	(7,616,727)
Balance, September 30, 2026	21,985,387	$136,050,046	316,655	$62	$32,284,455	$(104,301)	$(118,909,554)	$49,320,708

For the three months ended September 30, 2025:

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, June 30, 2025	16,023,119	$99,154,053	316,655	$62	$19,027,195	$(104,301)	$(91,361,201)	$26,715,808
Options exercised	89,801	708,508	-	-	(624)	-	-	707,884
Warrants exercised	137,668	1,896,883	-	-	-	-	-	1,896,883
Stock-based compensation	-	-	-	-	897,580	-	-	897,580
Net loss	-	-	-	-	-	-	574,380	574,380
Balance, September 30, 2025	16,250,588	$101,759,444	316,655	$62	$19,924,151	$(104,301)	$(90,786,821)	$30,792,535

ALPHA COGNITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the nine months ended September 30, 2026

						Accumulated
					Additional	Other
	Common Shares		Preferred Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, December 31, 2025	21,742,104	$133,891,673	316,655	$62	$25,849,516	$(104,301)	$(97,106,775)	$62,530,175
Options exercised	110,278	1,127,584	-	-	(710,520)	-	-	417,064
Warrants exercised	133,005	1,030,789	-	-	-	-	-	1,030,789
Reclassification of CAD options	-	-	-	-	2,843,204	-	-	2,843,204
Share-based compensation	-	-	-	-	4,302,255	-	-	4,302,255
Net loss	-	-	-	-	-	-	(21,802,779)	(21,802,779)
Balance, September 30, 2026	21,985,387	$136,050,046	316,655	$62	$32,284,455	$(104,301)	$(118,909,554)	$49,320,708

For the nine months ended September 30, 2025

						Accumulated
					Additional	Other
	Common Shares		Preferred Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, December 31, 2024	16,019,787	$99,128,230	316,655	$62	$16,507,736	$(104,301)	$(76,436,900)	$39,094,827
Options exercised	89,801	708,508	-	-	(624)	-	-	707,884
Warrants exercised	141,000	1,922,706	-	-	-	-	-	1,922,706
Share-based compensation	-	-	-	-	3,417,039	-	-	3,417,039
Net loss	-	-	-	-	-	-	(14,349,921)	(14,349,921)
Balance, September 30, 2025	16,250,588	$101,759,444	316,655	$62	$19,924,151	$(104,301)	$(90,786,821)	$30,792,535

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ALPHA COGNITION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025

Cash flows used in operating activities
Net loss	$(21,802,779)	$(14,349,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	253,885	31,449
Accrued expenditures for government grant	-	53,051
Change in fair value of warrant liabilities	1,813,588	352,451
Change in fair value of bonus rights liability	(30,376)	49,383
Change in fair value for foreign currency contracts	48,157	-
Loss on disposal of equipment	-	18,000
Stock-based compensation – equity-classified options	4,302,255	3,417,039
Stock-based compensation – liability-classified CAD options	(331,458)	1,096,336
Changes in non-cash operating working capital items:
Accounts receivable, net	(2,748,857)	(2,845,701)
Inventories	(1,290,314)	(3,884,230)
Prepaid expenses and other current assets	(2,541,926)	(1,844,610)
Accounts payable and accrued liabilities	(1,093,505)	4,089,718
Deferred income	(82,796)	343,086
Net cash used in operating activities	(23,504,126)	(13,473,949)

Cash flows used in investing activities
Acquisition of equipment	(281,986)	(145,966)
Acquisition of intangible asset	(5,906,702)	-
Net cash used in investing activities	(6,188,688)	(145,966)

Cash flows provided by financing activities
Proceeds from exercises of options	417,064	364,605
Proceeds from exercises of warrants	1,030,789	1,019,461
Repayment of promissory notes	-	(911,463)
Proceeds received from restricted government grant	-	174,675
Amounts paid from restricted government grant funds	-	(134,146)
Net cash provided by financing activities	1,447,853	513,132

Change in cash, cash equivalents, and restricted cash during the period	(28,244,961)	(13,106,783)
Cash, cash equivalents, and restricted cash beginning of period	66,105,189	48,564,082
Cash, cash equivalents, and restricted cash end of period	$37,860,228	$35,457,299

	For the Nine Months Ended September 30,
	2026	2025

Supplemental Disclosure
Cash paid for interest	$-	$4,894
Supplemental non-cash disclosures
Reallocation of fair value of share options upon exercise	$710,520	$-
Reclassification of CAD option liability to equity	$2,843,204	$-

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

On November 12, 2024, the Company’s common stock (“Common Stock”) commenced trading on the NASDAQ stock exchange under the symbol “ACOG”. The Company’s Common Stock traded on the Canadian Securities Exchange (“CSE”) under the symbol “ACOG” from May 1, 2023 to December 17, 2024 on which date they were voluntarily delisted.

NOTE 2A – REVISIONS TO PREVIOUSLY ISSUED 2026 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL INFORMATION

During the preparation of its condensed consolidated financial statements for the quarter ended September 30, 2026, the Company identified errors in its previously reported condensed consolidated financial statements for the quarters ended March 31 and June 30, 2026. As originally reported, the Company had recognized certain payments made to a contract research organization during March and April 2026 as research and development expenses based on its understanding that the payments related to services already performed. However, following a review of updated project expenditure reports and a reconciliation of amounts billed to services performed, the Company determined that certain of these payments represented advance payments for services that had not yet been rendered. As a result, research and development expenses were overstated, while prepaid expenses, other current assets, accounts payable and accrued liabilities, and total current liabilities were understated in the Company’s previously issued condensed consolidated financial statements for the quarters ended March 31 and June 30, 2026.

In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, the Company evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was immaterial to the March 31 and June 30, 2026 interim financial statements.

A summary of the corrections to the affected financial statement line items in the March 31 and June 30, 2026 condensed consolidated financial statements is presented below.

Condensed Consolidated Balance Sheets

	March 31, 2026
	As Reported	Adjustment	As Revised

Prepaid expenses and other current assets	$4,628,264	$696,151	$5,324,415
Total current assets	$68,556,826	$696,151	$69,252,977
Total assets	$69,248,341	$696,151	$69,944,492

Accounts payable and accrued liabilities	$5,309,967	$220,988	$5,530,955
Total current liabilities	$5,425,117	$220,988	$5,646,105
Total liabilities	$11,791,836	$220,988	$12,012,824

Accumulated deficit	$(103,584,793)	$475,163	$(103,109,630)
Total stockholders’ equity	$57,456,505	$475,163	$57,931,668
Total liabilities and stockholders’ equity	$69,248,341	$696,151	$69,944,492

	June 30, 2026
	As Reported	Adjustment	As Revised

Prepaid expenses and other current assets	$4,614,222	$1,192,563	$5,806,785
Total current assets	$57,926,682	$1,192,563	$59,119,245
Total assets	$64,519,883	$1,192,563	$65,712,446

Accounts payable and accrued liabilities	$6,237,986	$110,857	$6,348,843
Total current liabilities	$6,412,718	$110,857	$6,523,575
Total liabilities	$11,558,134	$110,857	$11,668,991

Accumulated deficit	$(112,374,533)	$1,081,706	$(111,292,827)
Total stockholders’ equity	$52,961,749	$1,081,706	$54,043,455
Total liabilities and stockholders’ equity	$64,519,883	$1,192,563	$65,712,446

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31, 2026
	As Reported	Adjustment	As Revised

Research and development expenses	$1,096,305	$(475,163)	$621,142
Total operating expenses	$11,352,862	$(475,163)	$10,877,699
Loss from operations	$(8,096,227)	$475,163	$(7,621,064)
Net loss and comprehensive loss	$(6,478,018)	$475,163	$(6,002,855)
Net loss per share, basic	$(0.30)	$0.02	$(0.28)
Net loss per share, diluted	$(0.32)	$0.02	$(0.30)

	Three Months Ended June 30, 2026
	As Reported	Adjustment	As Revised

Research and development expenses	$2,008,870	$(606,543)	$1,402,327
Total operating expenses	$13,457,924	$(606,543)	$12,851,381
Loss from operations	$(7,756,007)	$606,543	$(7,149,464)
Net loss and comprehensive loss	$(8,789,740)	$606,543	$(8,183,197)
Net loss per share, basic	$(0.40)	$0.02	$(0.38)
Net loss per share, diluted	$(0.40)	$0.02	$(0.38)

	Six Months Ended June 30, 2026
	As Reported	Adjustment	As Revised

Research and development expenses	$3,105,175	$(1,081,706)	$2,023,469
Total operating expenses	$24,810,786	$(1,081,706)	$23,729,080
Loss from operations	$(15,852,234)	$1,081,706	$(14,770,528)
Net loss and comprehensive loss	$(15,267,758)	$1,081,706	$(14,186,052)
Net loss per share, basic	$(0.70)	$0.05	$(0.65)
Net loss per share, diluted	$(0.71)	$0.05	$(0.66))

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2026
	As Reported		Adjustment		As Revised

Net loss		$(6,478,018)		$475,163		$(6,002,855)
Changes in non-cash operating working capital items:	$		$		$
Prepaid expenses and other current assets		$(1,082,813)		$(696,151)		$(1,778,964)
Accounts payable and accrued liabilities		$(3,667,298)		$220,988		$(3,446,310)
Net cash used in operating activities		$(11,797,992)		$-		$(11,797,992)

	Six Months Ended June 30, 2026
	As Reported		Adjustment		As Revised

Net loss		$(15,267,758)		$1,081,706		$(14,186,052)
Changes in non-cash operating working capital items:	$		$		$
Prepaid expenses and other current assets		$(1,068,771)		$(1,192,563)		$(2,261,334)
Accounts payable and accrued liabilities		$(2,722,158)		$110,857		$(2,611,301)
Net cash used in operating activities		$(18,656,708)		$-		$(18,656,708)

NOTE 2B – REVISIONS TO PREVIOUSLY ISSUED 2025 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL INFORMATION

As previously reported in the Company’s Annual Report on Form 10-K, during the preparation of its consolidated financial statements for the year ended December 31, 2025, the Company identified an error in its previously reported consolidated financial statements for the year ended December 31, 2024 and for each of the quarters ended March 31, June 30, and September 30, 2025. Specifically, certain options denominated in Canadian dollars (the “CAD Options”) were previously classified as equity awards. Upon further evaluation of the terms of the CAD Options and the applicable accounting guidance, the Company determined that because the exercise price of the CAD Options was denominated in a currency that was different than the one in which a substantial portion of the Company’s shares were traded, the CAD Options were considered to be indexed to a factor other than a market, performance, or service condition. Accordingly, the CAD Options should have been accounted for as liability-classified awards measured at fair value beginning with the Company’s US initial public offering in November 2024, with subsequent changes in fair value recognized in earnings each reporting period.

In accordance with SAB 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, the Company evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was immaterial to each of the 2025 interim financial statements.

However, the Company has corrected the error in the current year comparative condensed consolidated financial statements by adjusting the information, as applicable, as of and for the three and nine months ended September 30, 2025. A summary of the corrections to the affected financial statement line items in these condensed consolidated financial statements is presented below.

Condensed Consolidated Statement of Operations and Comprehensive Loss

	Three Months Ended September 30, 2025
	As Reported	Adjustment	As Revised
Operating expenses
Research and development	$573,592	$(59,809)	$513,783
General and administrative expenses	6,945,804	(1,832,645)	5,113,159
Total operating expenses	8,152,844	(1,892,454)	6,260,390
Net operating income (loss)	(5,311,986)	1,892,454	(3,419,532)
Total other income (expenses)	3,993,912	-	3,993,912
Net income (loss) and comprehensive loss	$(1,318,074)	$1,892,454	$574,380
Net income (loss) per share, basic	$(0.08)	$0.12	$0.04
Net income (loss) per share, diluted	$(0.30)	$0.01	$(0.29)

	Nine Months Ended September 30, 2025
	As Reported	Adjustment	As Revised
Operating expenses
Research and development	$1,298,223	$22,116	$1,320,339
General and administrative expenses	19,185,161	514,236	19,699,397
Total operating expenses	22,162,618	536,352	22,698,970
Net operating loss	(14,735,419)	(536,352)	(15,271,771)
Total other income (expenses)	921,850	-	921,850
Net loss and comprehensive loss	$(13,813,569)	$(536,352)	$(14,349,921)
Net loss per share, basic	$(0.86)	$(0.03)	$(0.89)
Net loss per share, diluted	$(0.87)	$(0.02)	$(0.89)

Condensed Consolidated Statement of Stockholders’ Equity

For the three months ended September 30, 2025:

	Common Stock			Additional Paid in Capital			Accumulated Deficit			Total
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Balance, June 30, 2025	$99,154,053	$-	$99,154,053	$21,627,035	$(2,599,840)	$19,027,195	$(88,780,533)	$(2,580,668)	$(91,361,201)	$31,896,316	$(5,180,508)	$26,715,808
Options exercised	$775,190	$(66,682)	$708,508	$(410,585)	$409,961	$(624)	$-	$-	$-	$364,605	$343,279	$707,884
Stock-based compensation	$-	$-	$-	$1,074,080	$(176,500)	$897,580	$-	$-	$-	$1,074,080	$(176,500)	$897,580
Net loss	$-	$-	$-	$-	$-	$-	$(1,318,074)	$1,892,454	$574,380	$(1,318,074)	$1,892,454	$574,380
Balance, September 30, 2025	$101,826,126	$(66,682)	$101,759,444	$22,290,530	$(2,366,379)	$19,924,151	$(90,098,607)	$(688,214)	$(90,786,821)	$33,913,810	$(3,121,275)	$30,792,535

For the nine months ended September 30, 2025:

	Common Stock			Additional Paid in Capital			Accumulated Deficit			Total
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Balance, December 31, 2024	$99,128,230	$-	$99,128,230	$18,724,092	$(2,216,356)	$16,507,736	$(76,285,038)	$(151,862)	$(76,436,900)	$41,463,045	$(2,368,218)	$39,094,827
Options exercised	$775,190	$(66,682)	$708,508	$(410,585)	$409,961	$(624)	$-	$-	$-	$364,605	$343,279	$707,884
Stock-based compensation	$-	$-	$-	$3,977,023	$(559,984)	$3,417,039	$-	$-	$-	$3,977,023	$(559,984)	$3,417,039
Net loss	$-	$-	$-	$-	$-	$-	$(13,813,569)	$(536,352)	$(14,349,921)	$(13,813,569)	$(536,352)	$(14,349,921)
Balance, September 30, 2025	$101,826,126	$(66,682)	$101,759,444	$22,290,530	$(2,366,379)	$19,924,151	$(90,098,607)	$(688,214)	$(90,786,821)	$33,913,810	$(3,121,275)	$30,792,535

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2025
	As Reported	Adjustment	As Revised
Net loss	$(13,813,569)	$(536,352)	$(14,349,921)
Cash flow used in operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	$3,977,023	$536,352	$4,513,375

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

The interim condensed consolidated financial statements are unaudited and have been prepared on the same basis as the audited annual financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2026 and its results of operations, changes in equity, and cash flows for the three and nine months ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The information included in this Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Liquidity - The Company does not have sufficient operating revenue to finance its existing obligations and has relied on external financing, such as debt and equity raises, to generate capital to maintain its capacity to meet working capital requirements. During August 2025, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) as sales agent. Under the terms of the ATM Agreement, the Company is entitled to sell, at its sole discretion and from time to time as it may choose, Common Stock of the Company through Wainwright, with such sales having an aggregate gross sales value of up to $75.0 million. Through September 30, 2026, the Company has not issued any Common Stock under the ATM Agreement. The ATM Agreement expires on August 29, 2028.

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

Use of Estimates and Assumptions – The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The Company’s most significant estimates relate to the fair value of its warrant liabilities, CAD Options liability, stock option grants, the variable considerations of gross-to-net (“GTN”) deductions, and its estimates of the standalone selling prices of certain performance obligations. On an ongoing basis, management evaluates its estimates, to ensure that those estimates effectively reflect changes in the Company’s business and new information as it becomes available. Management bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to forecasted amounts and future events. Actual results could differ materially from these estimates under different assumptions or conditions.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	September 30, 2026	December 31, 2025
Raw materials	$4,092,695	$3,725,336
Work in progress	229,208	725,460
Finished goods	2,091,907	672,700
Total	$6,413,810	$5,123,496

NOTE 5 – OTHER BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2026	December 31, 2025
Prepaid insurance and other expenses	$2,151,747	$2,123,379
Prepaid FDA user fees	1,250,571	994,979
Prepaid legal expenses	2,014	1,465
Deferred ATM offering costs	223,096	223,096
Manufacturing deposit	1,130,400	-
Clinical research deposit	1,192,563	-
Others	136,986	202,532
Prepaid expenses and other current assets	$6,087,377	$3,545,451

The manufacturing deposit relates to production of raw materials for the end of the 2026 fiscal year.

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Accounts payable	$826,055	$3,067,616
Accrued gross-to-net discounts	3,092,470	993,413
Accrued inventory costs	-	450,321
Accrued clinical research costs	721,401	-
Accrued payroll and bonuses	2,740,051	2,872,403
Other accrued liabilities	486,663	1,593,151
Accounts payable and accrued liabilities	$7,866,639	$8,976,904

NOTE 6 – INTANGIBLE ASSETS

The Company’s intangible assets consist entirely of licenses of intellectual property. Details related to the amounts of these licenses were as follows:

	September 30, 2026	December 31, 2025
Gross amount	$7,092,335	$1,185,633
Accumulated amortization	(961,824)	(794,210)
Intangible assets, net	$6,130,511	$391,423

Amortization expense for the three months ended September 30, 2026 and 2025 was $87,998 and $5,387, respectively.

Amortization expense for the nine months ended September 30, 2026 and 2025 was $167,614 and $16,160, respectively.

The following table outlines the estimated future annual amortization expense related to intangible assets as of September 30, 2026:

Year Ending December 31,
2026	$87,996
2027	351,991
2028	351,991
2029	351,991
2030	351,991
Thereafter	4,634,551
Total	$6,130,511

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Summary of Outstanding Warrants

The following table summarizes warrant activity during the nine months ended September 30, 2026:

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2026	4,443,446	$5.84
Issued	-	-
Exercised	(133,005)	7.75
Expired	(18,482)	7.75
Balance, September 30, 2026	4,291,959	$5.76

A summary of all warrants outstanding and exercisable as of September 30, 2026 is as follows:

Warrants	Shares Exercisable	Exercise Price	Expiry Date
Equity-classified warrants:
Private placements	2,080,925	$7.08 – 7.75	October 2026 to March 2028
Prefunded warrants	948,484	$0.001	N/A
Liability-classified warrants:
CAD Warrants	86,200	$6.87 (CAD$9.75)	February 16, 2028
CAD Warrants	15,810	$6.87 (CAD$9.75)	March 15, 2028
Initial Debenture Warrants	430,805	$7.19	September 24, 2029
Additional Debenture Warrants	215,421	$7.19	November 13, 2029
IPO Agent Warrants	514,314	$7.18	November 8, 2029
	4,291,959

CAD Warrants Liability

On August 31, 2023, the Company’s functional currency changed to the USD from the CAD; as such, the Company recorded a derivative liability on the warrants outstanding with CAD exercises prices (the “CAD Warrants”). This derivative liability is being remeasured to fair value at each reporting period and on the settlement date.

As of September 30, 2026 and December 31, 2025, the fair value of the CAD Warrants derivative liability was $410,999 and $326,198, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded a $84,801 loss and a $289,764 loss, respectively, from the change in the fair value of the CAD Warrants.

The following weighted average assumptions were used in the Black-Scholes option-pricing model to measure the fair value of the CAD Warrants:

	September 30, 2026	December 31, 2025
Risk-free interest rate	4.88%	3.51%
Dividend yield	-	-
Expected life (in years)	1.38	2.14
Volatility	73%	91%
Weighted average fair value per warrant	$4.02	$3.20

Debentures Warrants Liability

In September 2024, the Company entered into agreements with various third-party lenders for the issuance of convertible debentures (“Debentures”) and warrants to purchase 430,805 shares of the Company’s Common Stock at an exercise price of $10.55 per share until September 24, 2029 (“Initial Debenture Warrants”). The Debentures were converted into Common Stock in connection with the Company’s November 2024 initial public offering, at which time the Company was also required to issue the “Additional Debenture Warrants” with identical terms as the Initial Debenture Warrants.

The fundamental transaction clause in the underlying warrant agreements stipulates that the expected volatility is determined as the greater of 100% and the 30-day volatility, as calculated from the HVT function on Bloomberg. Because the volatility input is predetermined and fixed in the warrant agreements as “an expected volatility equal to the greater of 100% and the 30-day volatility from the “HVT” function on Bloomberg”, the Initial and Additional Debenture Warrants are not considered to be indexed to the Company’s Common Stock and, as a result, fail the “fixed-for-fixed” condition (i.e., both the exercise price and the number of shares to be issued are not “fixed” at issuance). Instead, the Initial and Additional Debenture Warrants are classified as liabilities that are remeasured to fair value each reporting period.

At September 30, 2026 and December 31, 2025, the fair value of the Initial and Additional Debenture Warrants liabilities totaled $3,366,642 and $2,419,456, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized a $947,186 loss and a $1,867,776 loss, respectively, from the change in fair value of the Initial and Additional Debenture Warrants liabilities.

The following weighted average assumptions were used in a binomial lattice model to remeasure the fair value of the Initial and Additional Debenture Warrants:

	September 30, 2026	December 31, 2025
Risk-free interest rate	4.89%	3.56%
Dividend yield	-	-
Expected life (in years)	3.03	3.78
Volatility	81%	87%
Weighted average fair value per warrant	$5.21	$3.74

IPO Agent Warrants

Upon completion of its November 2024 initial public offering, the Company issued warrants exercisable into 642,892 shares of Common Stock to agents of the IPO (the “IPO Agent Warrants”). The IPO Agent Warrant has an exercise price of $7.18 per share and a term of five years.

The terms of the IPO Agent Warrants include a fundamental transaction clause that stipulates that the expected volatility is determined as the greater of 100% and the 30-day volatility, as calculated from the HVT function on Bloomberg. Because the volatility input is predetermined and fixed in the warrant agreements as “an expected volatility equal to the greater of 100% and the 30-day volatility from the “HVT” function on Bloomberg”, the IPO Agent Warrants are not considered to be indexed to the Company’s Common Stock and, as a result, fail the “fixed-for-fixed” condition (i.e., both the exercise price and the number of shares to be issued are not “fixed” at issuance ). Instead, the IPO Agent Warrants are classified as liabilities that are remeasured to fair value each reporting period.

At September 30, 2026 and December 31, 2025, the estimated fair value of outstanding IPO Agent Warrants was $2,826,282 and $2,044,681, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized a $781,601 loss and a $1,866,669 loss, respectively, from the change in fair value of the IPO Agent Warrants liability.

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the revaluations of the IPO Agent Warrants:

	September 30, 2026	December 31, 2025
Risk-free interest rate	5.00%	3.64%
Dividend yield	-	-
Expected life (in years)	3.11	3.86
Volatility	80%	86%
Weighted average fair value per warrant	$5.50	$3.97

Stock Options

Performance Stock Units

On January 9, 2026, the Company granted performance stock units (“PSUs”) to its Chief Executive Officer (“CEO”). The PSUs represent a right to receive shares of the Company’s common stock upon vesting, subject to the satisfaction of both a service condition and a stock price-based market condition over a two-year “Performance Period” that began on the grant date.

The PSUs vest, if at all, at the end of the Performance Period, contingent upon the participant’s continued service through the last day of the Performance Period and the achievement of specified stock price thresholds of between $12 and $28 per share for at least 20 trading days within any rolling 30-consecutive-trading-day period during the Performance Period. Ultimately, the number of PSUs earned will range from 19,550 shares if the $12 per share threshold is met to as much as 76,220 shares if the $28 per share threshold is met. If the minimum threshold of $12 per share is not achieved during the Performance Period, no PSUs will vest and the award will be forfeited.

The Company estimated the grant-date fair value of the PSUs to be $275,154 using a Monte Carlo simulation that included the following key assumptions:

Risk-free interest rate	3.48%
Dividend yield	-
Expected term (in years)	2.00
Volatility	88%

The grant date fair value of the PSUs is being recognized as stock-based compensation expense on a straight-line basis over the two-year Performance Period, regardless of when, or if, the market condition is satisfied.

Equity-Classified Awards with Service-Based Vesting

The following table summarizes activity for equity-classified common stock options with service-based vesting conditions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balance, December 31, 2025	1,259,960	$5.93	9.12	$817,366
Granted	627,753	6.72
CAD Options reclassified to equity	758,300	4.83
Exercised	(78,278)	5.25		293,663
Cancelled	(60,713)	6.06
Balance, September 30, 2026	2,507,022	$5.81	8.02	$8,090,211
Options exercisable, September 30, 2026	1,469,134	$5.32	7.31	$5,459,096

(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s Common Stock. The calculation excludes options with an exercise price higher than the closing price of the Company’s Common Stock on the reporting date.

The following weighted average assumptions were used in the Black-Scholes option-pricing model for the valuation of equity-classified Common Stock options issued during the nine months ended September 30, 2026 and the year ended December 31, 2025:

	September 30, 2026	December 31, 2025
Risk-free interest rate	3.95%	4.16%
Expected life (in years)	5.88	5.77
Volatility	94%	95%
Weighted average grant-date fair value per option	$5.18	$4.51

Restricted Stock Units

During the nine months ended September 30, 2026, the Company granted 509,715 restricted stock units (“RSUs”) to employees, non-employees, and directors. The RSUs had a grant-date fair value of $6.56 per unit, for a total grant-date fair value of $3,343,730. RSUs granted to employees and non-employees generally vest over three years, with one-third vesting on each anniversary of the grant date, subject to continued service. RSUs granted to directors vest on the first anniversary of the grant date, subject to continued service. Compensation expense related to RSUs is recognized on an accelerated basis over the requisite service period. Stock-based compensation expense related to RSUs for the three and nine months ended September 30, 2026 was $549,211 and $1,553,840, respectively.

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

At December 31, 2025, the fair value of the CAD Options liability was $3,174,662. Immediately prior to the modification, the Company performed a final remeasurement and determined the fair value of the CAD Options liability to be $2,843,204. As a result, stock-based compensation for the nine months ended September 30, 2026 reflects a decrease of $331,458 related to the change in fair value of these awards through April 30, 2026.

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

The following weighted average assumptions were used in the Black-Scholes option-pricing model to remeasure the fair value of liability-classified CAD Options during the period from January 1, 2026 to April 30, 2026 and the year ended December 31, 2025:

	April 30, 2026	December 31, 2025
Risk-free interest rate	3.86%	3.52%
Expected life (in years)	3.30	3.30
Volatility	86%	90.26%
Weighted average fair value per option	$3.85	$4.39

The following table presents the changes in the CAD Options liability for the nine months ended September 30, 2026:

Fair value of CAD Option liability at December 31, 2025	$3,174,662
Stock-based compensation expense for the period January 1, 2026 to April 30, 2026	(331,458)
Reclassification to equity following April 30, 2026 modification	(2,843,204)
Fair value of CAD Option liability at September 30, 2026	$-

ACI Canada Legacy Performance Options

The following table summarizes ACI Canada legacy performance option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balance, December 31, 2025	265,642	$0.22	2.48	$1,668,363
Granted	-	-
Exercised	(32,000)	0.03		287,200
Cancelled	(4,000)	0.03
Balance, September 30, 2026	229,642	$0.25	2.11	$2,009,368
Options exercisable, September 30, 2026	222,362	$0.25	2.09	$1,945,668

(1)	The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the closing price of the Company’s common share. The calculation excludes options with an exercise price higher than the closing price of the Company’s shares on the reporting date.

NOTE 8 – FOREIGN CURRENCY CONTRACTS

The Company has an obligation to make periodic royalty payments from its sale of products incorporating technology that has been licensed from NLS. Because these payments will be made in EUR, the Company is exposed to cash flow variability resulting from changes in USD/EUR exchange rates. Therefore, during September 2025, the Company entered into several foreign currency forward and foreign currency collar contracts that were intended to hedge its exposure to changes in the USD/EUR exchange rates on or about the dates certain of the Company’s forecasted royalty payments will be made.

The foreign currency forward and collar contracts are derivative instruments that must be accounted for at fair value. Each reporting period, the change in the fair value of each contract is recognized as a gain or loss classified as a component of Other income (expense) within the Company’s consolidated statements of operations.

At September 30, 2026 foreign currency collar contracts with a notional amount of EUR 2,541,529 remained outstanding. These contracts will settle at various dates between November 2026 and November 2027. The fair value of the foreign currency collar contracts was a liability of $86,780 at September 30, 2026.

On August 14, 2026, the Company’s foreign currency forward contract to purchase EUR 201,298 was settled. At September 30, 2026, the Company no longer has any foreign currency forward contracts outstanding.

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

NOTE 9 – NET LOSS PER SHARE

Net loss per common share has been computed on the basis of the weighted-average number of common stock outstanding during the three and nine months ended September 30, 2026 and 2025. Diluted loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. We apply the treasury stock method in the calculation of diluted loss per share.

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

The following table reconciles net loss and the weighted average shares outstanding for the basic calculation to the net loss and the weighted average shares outstanding for the diluted calculation for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator, diluted:
Net income (loss)	$(7,616,727)	$574,380	$(21,802,779)	$(14,349,921)
Adjustment for gain in fair value of CAD option liabilities	-	(5,376,264)	(361,924)	-
Adjusted numerator, diluted	$(7,616,727)	$(4,801,884)	$(22,164,703)	$(14,349,921)

Denominator, diluted:
Weighted average Common Stock outstanding	21,855,602	16,144,120	21,797,598	16,051,354
Dilutive effect of CAD options	-	686,185	102,076	-
Weighted average dilutive Common Stock	21,855,602	16,830,305	21,899,674	16,051,354
Net loss per share, diluted	$(0.35)	$(0.29)	$(1.01)	$(0.89)

The following potentially dilutive common shares related to outstanding securities for the three and nine months ended September 30, 2026 and 2025 were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Warrants	3,343,475	2,181,546	3,343,475	3,494,962
Common Stock options	2,507,022	1,219,122	2,226,016	1,996,600
ACI Canada legacy performance options	229,642	265,642	229,642	265,642
Total anti-dilutive features	6,080,139	3,666,310	5,799,133	5,757,264

NOTE 10 – SEGMENT INFORMATION

Operating segments are defined as components of the Company for which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company’s CODM is its CEO who views the Company’s operations and manages its business as a single reportable operating segment, being the commercial manufacturing and sales of pharmaceutical treatments for neurological diseases in the geographical areas of Canada and the United States of America.

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

The following table summarizes the segment’s financial information including the Company’s significant segment expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue
Product, net	$7,749,959	$2,334,222	$17,295,286	$4,257,562
Licensing	27,043	506,636	108,488	3,169,637
Total revenue	7,777,002	2,840,858	17,403,774	7,427,199

Cost of revenues
Cost of product sales, excluding amortization of intangible assets	372,097	162,777	898,416	294,672
Cost of licensing revenue	22,326	465,284	84,611	1,368,402
Amortization of intangible assets	87,998	5,387	167,614	16,160
Total cost of revenues	482,421	633,448	1,150,641	1,679,234

Gross Profit	7,294,581	2,207,410	16,253,133	5,747,965

Operating expenses
Research and development:
Clinical studies	765,601	-	1,772,000	-
Consulting fees	59,729	41,675	185,096	117,168
Employee costs	176,373	79,735	597,686	248,517
Grant expenses	-	10,000	-	81,095
Stock-based compensation	190,494	(33,276)	549,206	120,484
Other	152,750	415,649	264,428	753,075
Total research and development	1,344,947	513,783	3,368,416	1,320,339
Selling, general and administrative expenses:
Commercial manufacturing	173,370	15,000	450,999	15,000
Commercial operations	854,511	332,941	2,585,807	1,031,264
Depreciation	32,531	7,166	86,271	15,289
Employee costs	6,477,351	4,128,387	18,297,287	10,111,377
Sales and marketing	1,672,169	451,747	3,631,962	1,096,024
Stock-based compensation	1,256,433	(785,098)	3,421,591	4,392,891
General and administrative	1,913,973	963,015	5,612,032	3,037,552
Total selling, general and administrative expenses	12,380,338	5,113,159	34,085,949	19,699,397
Total operating expenses	13,725,285	5,626,942	37,454,365	21,019,736

Loss from operations	$(6,430,704)	$(3,419,532)	$(21,201,232)	$(15,271,771)

Revenues from customers are attributed to individual countries based on the location of the Company’s customer, which is generally determined by the customer’s bill-to address. The following table presents revenues from customers by geographic area for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
United States	$7,749,959	$2,334,222	$17,295,286	$4,257,562
China	27,043	506,636	108,488	3,169,637
Total revenue	$7,777,002	$2,840,858	$17,403,774	$7,427,199

All of the Company’s long-lived, tangible assets are located in the United States.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events, through the date these unaudited condensed consolidated financial statements were issued, for events that should be recorded or disclosed in the financial statements as of September 30, 2026. The Company concluded that no other events have occurred that would require recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as previously filed with the U.S. Securities and Exchange Commission. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Special Note Regarding Forward-Looking Statements.”

Overview

The Company is a commercial stage biopharmaceutical company dedicated to developing treatments for patients suffering from neurodegenerative diseases, such as AD, for which there are limited or no treatment options. The Company focuses on the commercial manufacturing and commercial sales of ZUNVEYL oral tablet formulation. The Company’s commercial program for ZUNVEYL is primarily focused on its long-term care commercial team that can focus on providing key points of differentiation, exploiting key issues with existing AChEI treatments, and franchising potential additional indications and new products.

The Company launched ZUNVEYL on March 19, 2025, and targets the largest volume nursing homes specializing in AD, leveraging an account-based sales team with demonstrated success in Long-term care (“LTC”), positioning ZUNVEYL with Medicare payors, and developing strategic and clinical partnerships with consultant pharmacists and long-term care pharmacies. Alpha Cognition has set the Wholesale Acquisition Cost (“WAC”) for its therapeutic product at $869.36 per bottle. This pricing reflects the company’s commitment to balancing patient access with the value of innovative healthcare solutions. By establishing a competitive WAC price, Alpha Cognition aims to enhance affordability and ensure patients can benefit from our advanced treatment options. Patients’ out-of-pocket cost for treatment with ZUNVEYL will depend on their length of treatment and their insurance. The Company has two additional pre-clinical development programs: (1) ZUNVEYL in combination with memantine for the treatment of moderate-to-severe AD and (2) ALPHA-1062 sublingual oral tablet (“ALPHA-1062IN”) formulation for treatment of mild-moderate AD and for the treatment of cognitive impairment with mild traumatic brain injury (mTBI; otherwise known as concussion).

ZUNVEYL is a patented new innovative product being positioned as a next generation acetylcholinesterase inhibitor for the treatment of AD, with expected minimal gastrointestinal side effects. ZUNVEYL’s active metabolite is differentiated from donepezil and rivastigmine in that it binds neuronal nicotinic receptors, most notably the alpha-7 subtype, which is known to have a positive effect on cognition. ZUNVEYL is in pre-clinical development in combination with memantine to treat moderate to severe AD, in pre-clinical development with sublingual formulation for patients suffering from dysphagia, and is in pre-clinical development for cognitive impairment with mTBI.

The Company is the parent company of Alpha Cognition Canada Inc. (“Alpha Canada” or “ACI Canada”) which is the parent company of Alpha Cognition USA Inc. (“ACI USA”). As of May 1, 2023, the Company’s Common Stock commenced trading on the CSE under the symbol “ACOG”, previously the Company’s Common Stock was traded on the TSX-V until April 28, 2023, when the Company had them delisted. As of November 12, 2024, the Company’s Common Stock commenced trading on The Nasdaq Capital Market under the symbol “ACOG”. The Company’s Common Stock was voluntarily delisted from the CSE on December 17, 2024.

Operations

As of September 30, 2026, the Company had an accumulated deficit of $118,909,554 which has been primarily financed by equity. The Company had $37,801,828 in cash and cash equivalents and $8,037,719 in current liabilities (of which $44,464 is payable from the Company’s available restricted cash balance) as of September 30, 2026. The Company’s continuing operations, as intended, are highly dependent upon its ability to obtain additional funding and eventually generate positive cash flows. Management is of the opinion that it does have sufficient working capital to fully meet the Company’s liabilities and commitments as outlined and planned in the following discussion. Management is of the opinion it will need to raise additional capital to cover upcoming planned research and development (“R&D”), continued commercialization of ZUNVEYL and operating costs. Possible sources of such capital may come from our “at the market” facility and future private placements, and public offerings of the Company’s Common Stock and funds received from the exercise of warrants and stock options. Additionally, the Company will also consider funding that may arise through partnership activities, including royalties, and debt. There is a risk that additional financing will not be available on a timely basis, on terms acceptable, or at all to the Company.

The Company is also contemplating raising capital by pursuing both dilutive and non-dilutive strategic sources of capital to fully execute its commercialization and operating plans for ZUNVEYL from the US Food and Drug Administration (“FDA”). Any additional capital is expected to further support our planned costs for commercial activities.

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

Licensing Revenue

Licensing revenue consists of revenue from our License, Collaboration and Distribution Agreement with CMS International Development and Management Limited, “CMSI” (the “CMSI License Agreement”), including upfront payments, potential milestone and royalty payments, as well as revenue from the sale of active pharmaceutical ingredient (“API”), finished goods, and reimbursable costs.

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

Cost of Product Sales, Excluding Amortization of Intangible Assets

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

Research and Development

R&D expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred unless there is an alternative future use in other research and development projects or otherwise.

R&D expenses consist primarily of the following:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

	For the Three Months Ended September 30,		Dollar	Percentage
	2026	2025	Change	Change
Revenue
Product sales, net	$7,749,959	$2,334,222	$5,415,737	232%
Licensing revenue	27,043	506,636	(479,593)	(95)
Total revenue	7,777,002	2,840,858	4,936,144	174

Cost of Revenues
Cost of product sales, excluding amortization of intangible assets	372,097	162,777	209,320	129
Cost of licensing revenue	22,326	465,284	(442,958)	(95)
Amortization of intangible assets	87,998	5,387	82,611	1,534
Total cost of revenues	482,421	633,448	(151,027)	(24)

Gross Profit	7,294,581	2,207,410	5,087,171	230

Operating Expenses
Research and development	1,344,947	513,783	831,164	162
Selling, general and administrative expenses	12,380,338	5,113,159	7,267,179	142
Total operating expenses	13,725,285	5,626,942	8,098,343	144

Loss from operations	(6,430,704)	(3,419,532)	(3,011,172)	88

Other income (expense)
Interest income, net	357,993	377,671	(19,678)	(5)
Gain (loss) on warrant liabilities	(1,523,393)	3,671,758	(5,195,151)	(141)
Loss on foreign currency contracts	(5,906)	-	(5,906)	100
Other income (expenses)	(14,717)	(55,517)	40,800	(73)
Total other income (expense)	(1,186,023)	3,993,912	(5,179,935)	(130)

Net income (loss) and comprehensive income (loss)	$(7,616,727)	$574,380	$(8,191,107)	(1,426)

Comparison of the Nine Months Ended September 30, 2026 and 2025

	For the Nine Months Ended September 30,		Dollar	Percentage
	2026	2025	Change	Change
Revenue
Product sales, net	$17,295,286	$4,257,562	$13,037,724	306%
Licensing revenue	108,488	3,169,637	(3,061,149)	(97)
Total revenue	17,403,774	7,427,199	9,976,575	134

Cost of Revenues
Cost of product sales, excluding amortization of intangible asset	898,416	294,672	603,744	205
Cost of licensing revenue	84,611	1,368,402	(1,283,791)	(94)
Amortization of intangible assets	167,614	16,160	151,454	937
Total cost of revenues	1,150,641	1,679,234	(528,593)	(31)

Gross Profit	16,253,133	5,747,965	10,505,168	183

Operating Expenses
Research and development	3,368,416	1,320,339	2,048,077	155
Selling, general and administrative expenses	34,085,949	19,699,397	14,386,552	73
Total operating expenses	37,454,365	21,019,736	16,434,629	78

Loss from operations	(21,201,232)	(15,271,771)	(5,929,461)	39

Other income (expense)
Interest income, net	1,244,784	1,265,210	(20,426)	2
Loss on warrant liabilities	(1,813,588)	(352,451)	(1,461,137)	415
Loss on foreign currency contracts	(48,157)	-	(48,157)	100
Other income (expenses)	15,414	9,091	6,323	70
Total other income (expense)	(601,547)	921,850	(1,523,397)	(165)

Net loss and comprehensive loss	$(21,802,779)	$(14,349,921)	$(7,452,858)	52

Revenue

Comparison of Revenue for the Three Months Ended September 30, 2026 and 2025

Revenue increased by $4,936,144, or 174%, from $2,840,858 for the three months ended September 30, 2025 to $7,777,002 for the three months ended September 30, 2026.

The increase was primarily attributable to higher prescription volume resulting from increased utilization of ZUNVEYL. During the three months ended September 30, 2026, the increase in volume was 215% when compared to the three months ended September 30, 2025.

Product revenue was also positively impacted from the increase in average WAC from $788.83 per bottle to $869.36 per bottle. The increase in WAC per bottle resulted in an increase of 21% in gross product sales.

These increases were partially offset by higher GTN deductions, including government and commercial rebates, chargebacks, and distribution-related fees. GTN deductions represented 25.5% of gross product sales during the three months ended September 30, 2026 compared with 21.9% during the comparable prior period.

Product revenue is presented net of estimated GTN deductions. GTN deductions increased from $629,996 during the three months ended September 30, 2025 to $2,662,627 during the current period.

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

Licensing revenue recognized during the three months ended September 30, 2025 and 2026 related to services performed by the Company to provide certain regulatory, technical, and clinical assistance to CMSI.

Comparison of Revenue for the Nine Months Ended September 30, 2026 and 2025

Revenue increased by $9,976,575, or 134%, from $7,427,199 for the nine months ended September 30, 2025 to $17,403,774 for the nine months ended September 30, 2026.

The increase was primarily attributable to higher prescription volume resulting from increased utilization of ZUNVEYL. During the nine months ended September 30, 2026, the increase in volume was 285% when compared to the nine months ended September 30, 2025.

Product revenue was also positively impacted from the increase in average WAC from $770.58 per bottle to $853.24 per bottle. The increase in average WAC per bottle resulted in an increase of 10% in gross product sales.

These increases were partially offset by higher GTN deductions, including government and commercial rebates, chargebacks, and distribution-related fees. GTN deductions represented 25.2% of gross product sales during the nine months ended September 30, 2026 compared with 19.6% during the comparable prior period.

Product revenue is presented net of estimated GTN deductions. GTN deductions increased from $1,040,593 during the nine months ended September 30, 2025 to $5,826,630 during the current period.

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

Licensing revenue was $3,169,637 during the nine months ended September 30, 2025 compared to $108,488 during the nine months ended September 30, 2026. The decrease of $3,061,149 was primarily due to the recognition of $2,396,600 during the nine months ended September 30, 2025 related to the one-time transfer of intellectual property to CMSI.

Cost of Product Sales and Cost of Licensing Revenue

Comparison of Cost of Sales and Cost of Licensing Revenue for the Three Months Ended September 30, 2026 and 2025

Cost of product sales increased by $209,320, or 129%, from $162,777 for the three months ended September 30, 2025 to $372,097 for the three months ended September 30, 2026. The increase was primarily attributable to higher commercial sales volume of ZUNVEYL. The Company expects that cost of product sales will continue to increase over the year in relation to expected increased sales of ZUNVEYL as the Company expands its sales of ZUNVEYL.

Cost of licensing revenue decreased by $442,958, or 95%, from $465,284 for the three months ended September 30, 2025 to $22,326 for the three months ended September 30, 2026. The decrease is from a reduction of royalty payments and pass-through costs, such as consulting fees and active pharmaceutical ingredients, that were allocated to activities supporting the CMSI agreement. The Company expects that cost of licensing revenue will continue to decrease over the year until the requirements of the CMSI agreement have been fulfilled.

Comparison of Cost of Sales and Cost of Licensing Revenue for the Nine Months Ended September 30, 2026 and 2025

Cost of product sales increased by $603,744, or 205%, from $294,672 for the nine months ended September 30, 2025 to $898,416 for the nine months ended September 30, 2026. The increase was primarily attributable to higher commercial sales volume of ZUNVEYL. The Company expects that cost of product sales will continue to increase over the year in relation to expected increased sales of ZUNVEYL as the Company expands its sales of ZUNVEYL.

Cost of licensing revenue decreased by $1,283,791, or 94%, from $1,368,402 for the nine months ended September 30, 2025 to $84,611 for the nine months ended September 30, 2026. The decrease is from a reduction of royalty payments and pass-through costs, such as consulting fees and active pharmaceutical ingredients, that were allocated to activities supporting the CMSI agreement. The Company expects that cost of licensing revenue will continue to decrease over the year until the requirements of the CMSI agreement have been fulfilled.

Research and Development Expenses

Comparison of Research and Development for the Three Months Ended September 30, 2026 and 2025

Research and development expenses increased by $831,164, or 162%, from $513,783 for the three months ended September 30, 2025, to $1,344,947 for the three months ended September 30, 2026. The increase was attributable to time allocated in employee and management costs incurred for the development of the dissolvable tablet and clinical studies.

Comparison of Research and Development for the Nine Months Ended September 30, 2026 and 2025

Research and development expenses increased by $2,048,077, or 155%, from $1,320,339 for the nine months ended September 30, 2025, to $3,368,416 for the nine months ended September 30, 2026. The net change is due to increase in time allocated in employee and management costs for the development of the dissolvable tablet and clinical studies.

Selling, General and Administrative Expenses

Comparison of Selling, General and Administrative Expenses for the Three Months Ended September 30, 2026 and 2025

Selling, general and administrative expenses increased by $7,267,179 or 142%, from $5,113,159 for the three months ended September 30, 2025, to $12,380,338, for the three months ended September 30, 2026. In support of the Company’s expansion in commercial operations and launch of ZUNVEYL, there has been an increase of $2.4 million in employee costs due to the increase in sales representatives and administrative support; an increase of $1.6 million in marketing and commercial operations due to increased sales activity and implementation of the speaker bureau program; an increase in regulatory costs of approximately $0.3 million for the FDA user fees; an increase of $1.0 million in other general and administrative expenses due to increased sales activity; and an increase of $2.0 million in stock-based compensation due to graded vesting nature of equity awards issued during the 2025 and 2026 fiscal years.

Comparison of Selling, General and Administrative Expenses for the Nine Months Ended September 30, 2026 and 2025

Selling, general and administrative expenses increased by $14,386,552 or 73%, from $19,699,397 for the nine months ended September 30, 2025, to $34,085,949, for the nine months ended September 30, 2026. In support of the Company’s expansion in commercial operations and launch of ZUNVEYL, there has been an increase of $8.3 million in employee costs due to the increase in sales representatives and administrative support; an increase of $4.0 million in marketing, sales and commercial operations due to increased sales activity and implementation of the speaker bureau program; an increase in regulatory costs of approximately $1.0 million for the FDA user fees; an increase of $1.6 million in other general and administrative expenses due to increased sales activity; $0.4 million increase in manufacturing related costsand a decrease of $1.0 million in stock-based compensation due to change of liability classified options to equity classified and graded vesting nature of equity awards issued during the 2025 and 2026 fiscal years.

Interest Income

Interest income consists of interest earned on the Company’s cash and cash equivalents.

Interest income had a decrease of $19,678 or 5% from interest income of $377,671 for the three months ended September 30, 2025, to interest income, net of $357,993 for the three months ended September 30, 2026. Interest income had a net change of $20,426 or 2% from interest income of $1,265,210 for the nine months ended September 30, 2025, to interest income, net of $1,244,784 for the nine months ended September 30, 2026.

Change in Fair Value of Warrant Liabilities

During the three months ended September 30, 2026, the change in the fair value of the Company’s warrant liabilities resulted in a loss of $1,523,393 compared to a gain of $3,671,758 during the three months ended September 30, 2025. For both periods, the change in fair value primarily resulted from changes in the Company’s Common Stock price during the respective quarter.

During the nine months ended September 30, 2026, the change in the fair value of the Company’s warrant liabilities resulted in a loss of $1,813,588 compared to a loss of $352,451 during the nine months ended September 30, 2025. For both periods, the change in fair value primarily resulted from changes in the Company’s Common Stock price during the respective period.

The Company uses various valuation models to estimate the fair value of its warrant liabilities. These models require the input of subjective assumptions including the expected term of the warrants and the expected volatility of the Company’s Common Stock price during this term. Changes in the input assumptions can materially affect the fair value estimate and the Company’s net loss and liabilities.

Liquidity and Capital Resources

Sources of Liquidity

The Company does not have sufficient operating revenue to finance its existing obligations and has relied on external financing, such as debt and equity raises, since incorporation to generate capital to maintain its capacity to meet working capital requirements. The Company has successfully raised funds that exceed the Company’s working capital requirements for the next 12 months from the date of issuance of the consolidated financial statements contained in this report. The Company expects to continue to rely on debt and the issuance of Common Stock, and possibly other non-dilutive financing options to finance its ongoing operations and plans for commercialization of ZUNVEYL. However, there is a risk that additional financing will not be available on a timely basis or on terms acceptable to the Company.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue the commercialization of ZUNVEYL, following the start of sales in the first quarter of 2025, and potentially seek to discover and develop additional product candidates, conduct our ongoing and planned clinical trials and pre-clinical studies, continue our R&D activities, utilize third parties to manufacture ZUNVEYL, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with being a public company.

Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses, and prepaid expenses. The timing and amount of our funding requirements will depend on many factors, including:

●	the costs associated with the production, distribution and sales of ZUNVEYL, including any future expansion of production capabilities, expansion of distribution networks, expansion of our sales force and increased expenses on advertising or related sale costs;

●	the costs associated with our licensing arrangements for ZUNVEYL, including increased costs from such arrangements and increasing the number and types of licensing arrangements;

●	the initiation, type, number, scope, progress, expansions, results, costs and timing of clinical trials and pre-clinical studies of ZUNVEYL and any future product candidates we may choose to pursue, including the costs of modification to clinical development plans based on feedback that we may receive from regulatory authorities and any third-party products used as combination agents in our clinical trials;

●	the costs, timing and outcome of regulatory meetings and reviews of ZUNVEYL or any future product candidates, including requirements of regulatory authorities in any additional jurisdictions in which we may seek approval for ZUNVEYL and any future product candidates;

●	the costs of obtaining, maintaining, enforcing and protecting our patents and other intellectual property and proprietary rights;

●	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal control over financial reporting;

●	the costs associated with hiring additional personnel and consultants as our business grows, including additional executive officers and clinical development, regulatory, CMC (defined below) quality and commercial personnel;

●	the costs and timing of establishing or securing sales and marketing capabilities of any future product candidate approval;

●	our ability to achieve sufficient market acceptance, coverage, and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;

●	our ability and strategic decision to develop future product candidates other than ZUNVEYL, and the timing of such development, if any;

●	patients’ willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;

●	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and

●	costs associated with any products or technologies that we may in-license or acquire.

Based upon our current operating plan, we estimate that our existing cash and cash equivalents as of the date of this filing, will be sufficient to fund our projected base ongoing operating expenses, commercialization costs of ZUNVEYL in AD, ongoing chemistry, manufacturing, and control(s) (“CMC”) costs, pre-clinical formulation and study R&D work, and ongoing operating costs and capital expenditures through at least the next 12 months. We may choose to raise additional capital to continue to further advance our commercialization plans and ongoing operating costs. However, we may have based our estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expected.  The Company may also contemplate raising additional capital by pursuing both dilutive and non-dilutive strategic sources of capital to fully execute its commercial, R&D, and operating plans for ZUNVEYL. Any additional capital would further support our R&D and commercial activities related to U.S. sales of ZUNVEYL in AD.

In August 2025, the Company entered into an ATM agreement with H.C. Wainwright & Co., LLC as the sales agent. The Company currently has not utilized the ATM facility.

Until such time we can generate substantial product revenue, we expect to finance our operations through other capital sources, including current or potential future collaborations, licenses, royalties and other similar arrangements. We do not know what the terms of these future financings will be and whether they will be acceptable to the Company or not and, therefore, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent we raise additional capital, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, engaging in acquisitions, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our Common Stock, making certain investments or declaring dividends. If we raise additional funds through collaborations or license agreements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, or even cease operations.

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

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2026, and 2025:

	For the Nine Months Ended September 30,		Dollar	Percentage
	2026	2025	Change	Change
Consolidated Statement of Cash Flows Data
Cash used in operating activities	$(23,504,126)	$(13,473,949)	$(10,030,177)	74%
Cash used in investing activities	$(6,188,688)	$(145,966)	$(6,042,722)	4,140%
Cash provided by financing activities	$1,447,853	$513,132	$934,721	182%

Cash used in operating activities

Cash used in operating activities increased by $10,030,177 to $23,504,126 for the nine months ended September 30, 2026, from $13,473,949 for the comparative period. The increase is related to higher employee costs of approximately $5.6 million, commercial, marketing and other general and administrative costs increased by approximately $2.6 million and $1.7 million increase in research and development for clinical studies.

Cash used in investing activities

Cash used in investing activities increased by $6,042,722 to $6,188,690 for the nine months ended September 30, 2026 from $145,966 compared to the comparative period. During the nine months ended September 30, 2025 and 2026, investing activities consisted of acquiring computer equipment and software. During the nine months ended September 30, 2026, the Company paid $5,906,702 for the acquisition of an intangible asset in connection with the Galantos Pharma royalty settlement.

Cash provided by financing activities

Cash provided by financing activities for the nine months ended September 30, 2026, increased by $934,721 compared to the comparative period. During the nine months ended September 30, 2025, financing activities primarily consisted of principal repayment of the promissory note of $911,463, proceeds of $1,019,461 from the exercise of warrants, and receiving $174,675 in government grant proceeds offset by $134,146 of related grant expenses. During the nine months ended September 30, 2026, financing activities was proceeds of $1,030,789 from the exercise of warrants and $417,066 from the exercise of common and performance legacy options.

Contractual Obligations and Other Commitments

In the normal course of business, we enter into agreements with contract service providers to assist in the performance of R&D and clinical and commercial manufacturing activities. We currently have three license agreements, the CMSI License Agreement, ALPHA-1062 technology and ALPHA-0602 technology, which are outlined below. We expect to enter into additional clinical development, contract research, clinical and commercial manufacturing, supplier, and collaborative research agreements in the future, which may require upfront payments and long-term commitments of capital resources.

See “Note 16 – Commitments and Contingencies” from the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our contractual obligations and long-term commitments.

Contingencies

The Company did not have any contingencies as of September 30, 2026, or the date of this report.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Special Note regarding Forward-looking Statements

This report includes forward-looking statements within the meaning of applicable securities laws. Except for statements of historical fact, any information contained in this report may be a forward-looking statement that reflects the Company’s current views about future events and are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause the actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Such statements include but are not limited to statements regarding the future success of the commercialization of ZUNVEYL, statement regarding the timing and potential outcomes of the Company’s ongoing clinical and preclinical studies, statements regarding future presentations, statements regarding potential product approvals and other statements regarding the future anticipated operations of the Company. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “target,” “seek,” “contemplate,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. Although the Company believes to have a reasonable basis for each forward-looking statement, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. The Company cannot ensure that the actual results will be consistent with these forward-looking statements. These forward-looking statements are subject to certain risks, including risks regarding our ability to raise sufficient capital to implement our plans to continue to commercialize ZUNVEYL, risks regarding the efficacy and tolerability of ZUNVEYL, risks related to ongoing regulatory oversight on the safety of ZUNVEYL, risk related to market adoption of ZUNVEYL, risks related to the Company’s intellectual property in relation to ZUNVEYL, risks related to the commercial manufacturing, distribution, marketing and sale of ZUNVEYL, risks related to product liability, risks related to our ongoing clinical trials and other risks as described in the Company’s filings with the Commission, including those risk factors under the heading “Risk Factors” in the Company’s most recent Annual Report on Form 10-K filed with the SEC on March 31, 2026 and the Company’s other filings with the SEC available at www.sec.gov. These forward-looking statements speak only as of the date of this news release and the Company undertakes no obligation to revise or update any forward-looking statements for any reason, even if new information becomes available in the future, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to the material weakness described below. Notwithstanding the material weakness, and based on additional analyses and other procedures performed by management, our CEO and CFO have concluded that the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented.

Material Weakness in Internal Control over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K, management identified a material weakness in internal control over financial reporting as of December 31, 2025. The material weakness resulted from a lack of adequate procedures to appropriately account for accounting transactions, including warrants and stock option liabilities, certain deferred tax disclosures, R&D expenses, and a lack of segregation of duties due to the size of the finance and accounting team.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2026, management implemented several measures designed to remediate the previously identified material weakness, including additional management review controls over account reconciliations, variance analyses, and journal entry approvals as part of the month-end close process, as well as engaging external technical accounting specialists to assist management in evaluating and reviewing complex accounting transactions.

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

Other than the implementation of the remediation activities described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management continues to implement remediation activities designed to address the previously identified material weakness

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not currently a party to any material legal proceedings. However, from time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the period ended September 30, 2026, the Company had the following unregistered sale of equity securities:

The Company issued 133,005 Common Shares upon the exercise of issued and outstanding warrants at a weighted average exercise price of $7.75. The Common Shares were issued upon cash payment of the exercise price pursuant to Section 506(b) of Regulation D and Section 4(a)(2) of the Securities Act based upon representations of the holders of the warrants at the time of exercise.

Repurchase of Equity Securities

During the nine months ended September 30, 2026, the Company did not repurchase any of its equity securities.

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

Consistent with the Company’s described use of proceeds in its registration statement, to date the Company has spent approximately $29.32 million of its net proceeds to begin our efforts toward our commercialization and launch of ZUNVEYL, formerly known as ALPHA-1062 in Alzheimer’s disease; approximately $0.29 million for R&D on pipeline product candidates, approximately $4.13 million for continued commercial CMC activities ; approximately $0.91 million on repayment of outstanding loan, and approximately $11.50 million for working capital and general corporate purposes. Amounts represent cumulative uses of proceeds from multiple financing transactions. As of September 30, 2026, the Company has utilized all proceeds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) During the quarter ended September 30, 2026, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Notice of Articles, previously filed as Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on June 14, 2024 and incorporated herein by reference (File No. 333-280196)
3.2	Articles, previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on October 3, 2024 and incorporated herein by reference (File No. 333-280196)
4.1	Specimen common share certificate, previously filed as Exhibit 4.1 to the Company’s Form S-1 filed with the SEC on June 14, 2024 and incorporated herein by reference (File No. 333-280196)
4.2	Escrow Agreement by and between the Company, Computershare Investor Services Inc. and certain stockholders of the Company dated March 18, 2021, previously filed as Exhibit 4.2 to the Company’s Form S-1 filed with the SEC on June 14, 2024 and incorporated herein by reference (File No. 333-280196)
4.3	Form of Warrant issued September 24, 2024, previously filed as Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on September 25, 2024 and incorporated herein by reference (File No. 333-280196)
4.4	Form of Convertible Note issued September 24, 2024, previously filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on September 25, 2024 and incorporated herein by reference (File No. 333-280196)
4.5	Form of Pre-Funded Warrant, previously filed as Exhibit 4.5 to the Company’s Form S-1/A filed with the SEC on October 25, 2024 and incorporated herein by reference (File No. 333-280196)
4.6	Form of Underwriters Warrant, previously filed as Exhibit 4.6 to the Company’s Form S-1/A filed with the SEC on October 25, 2024 and incorporated herein by reference (File No. 333-280196)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Loss) for the nine months ended September 30, 2026 and 2025, (ii) Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA COGNITION INC. (Registrant)

Dated: November 12, 2026	By:	/s/ Michael McFadden
Michael McFadden,
Chief Executive Officer